Form 10-K
period 1998-01-31
CREW J OPERATING CORP
filed 1998-05-04
CIK 1051425

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   __________
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended  January 31, 1998

                                   OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

                   COMMISSION FILE NUMBER     333-42423
                                              -------------

                            J. CREW OPERATING CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                         22-3540930
     -------------------------------           -------------------
     (State or other jurisdiction of             (IRS Employer
     incorporation or organization)            Identification No.)

                 770 BROADWAY, NEW YORK, NEW YORK          10003
             (Address of principal executive office)     (Zip Code)

      Registrant's telephone number, including area code:  (212) 209-2500

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                  Name of Each Exchange on Which Registered
-------------------                  -----------------------------------------
      NONE                                             None

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes ______  No   X
                                                          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The common stock of the registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

As of April 15, 1998, 100 shares of Common Stock, par value $.01 per share, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

The Registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

     In connection with the recapitalization (the "Recapitalization") of J. Crew Group, Inc., a New York corporation ("Holdings"), Holdings organized J. Crew Operating Corp., a Delaware corporation ("Operating Corp"), and immediately prior to the consummation of the Recapitalization, Holdings transferred substantially all of its assets and liabilities to Operating Corp. Holdings and its subsidiaries are collectively referred to herein as the "Company." References herein to fiscal years are to the fiscal years of Holdings, which end on the Saturday closest to January 31 in the following calendar year. Effective January 31, 1998, the Company changed its fiscal year end from the Friday closet to January 31 to the Saturday closest January 31. Accordingly, fiscal years 1993, 1994, 1995, 1996 and 1997 ended on January 28, 1994, February 3,
1995, February 2, 1996, January 31, 1997 and January 31, 1998. All fiscal years for which financial information is included had 52 weeks, except fiscal 1994 which had 53 weeks.

     Certain statements in this Annual Report under the captions "Business", "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Financial Statements and Supplementary Data" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performances or achievements expressed or implied by such forward-looking statements. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                     PART I

ITEM 1.  BUSINESS

     The Company is a leading mail order and store retailer of women's and men's apparel, shoes and accessories operating primarily under the J. Crew(R) brand name. The J. Crew merchandising strategy emphasizes timeless styles and a broad assortment of high-quality products designed to provide customers with one-stop shopping opportunities at attractive prices. J. Crew catalogs and retail stores offer a full line of men's and women's basic durables (casual weekend wear), sport, swimwear, accessories and shoes, as well as the more tailored men's sportswear and women's "Classics" lines. Approximately 60% of the Company's J. Crew brand sales are derived from its core offerings of durables and sport clothing, the demand for which the Company believes is stable and resistant to changing fashion trends. The Company believes that the J. Crew image and merchandising strategy appeal to college-educated, professional and affluent customers who, in the Company's experience, have demonstrated strong brand loyalty and a tendency to make repeat purchases.

     J. Crew products are distributed exclusively through the Company's catalog and store distribution channels. The Company currently circulates over 76 million J. Crew catalogs per annum and owns and operates 51 J. Crew retail stores and 42 J. Crew factory outlets. In addition, J. Crew products are distributed through 67 free-standing and shop-in-shop stores in Japan under a licensing agreement with Itochu.

     In addition to the Company's J. Crew operations, the Company operates Clifford & Wills ("C&W"), a mail order and factory store women's apparel business that targets older, more conservative customers, and Popular Club Plan ("PCP"), a direct selling catalog merchandiser of consumer branded goods through a "club" concept that provides credit sales to lower-income customers.

     The Company has five major operating divisions: J. Crew Mail Order, J. Crew Retail, J. Crew Factory Outlets, PCP and C&W. J. Crew Mail Order, J. Crew Retail and J. Crew Factory Outlets each operate under the J. Crew brand name. In 1997, products sold under the J. Crew brand contributed $577.6 million in revenues (including licensing revenues) or 69.3% of the Company's total revenues. J. Crew brand revenues in 1997 were comprised primarily of $264.8 million (45.8%) from J. Crew Mail Order, $209.6 million (36.3%) from J. Crew Retail and $100.3 million (17.4%) from J. Crew Factory Outlets. In fiscal 1997, PCP and C&W contributed revenues of $184.4 million and

$72.0 million, respectively, representing approximately 22.1% and 8.6%, respectively, of the Company's total revenues.

ITEM 2.  PROPERTIES

     The Company is headquartered in New York City, although PCP maintains a separate main office in Garfield, New Jersey. Both the New York City headquarters offices and PCP's Garfield office are leased from third parties. The Company owns two telemarketing and distribution facilities: a 406,500-square-foot telemarketing and distribution center for J. Crew and C&W mail order operations in Lynchburg, Virginia and a 192,500-square-foot distribution center in Asheville, North Carolina servicing the J. Crew Retail and J. Crew and C&W outlet store operations. The Company also leases from a third party a 369,000-square-foot distribution facility located in Edison, New Jersey dedicated to PCP's fulfillment operations.

     As of January 31, 1998, the Company operated 102 retail and factory outlet stores. All of the retail and factory outlet stores are leased from third parties, and the leases in most cases have terms of 10 to 12 years, not including renewal options. As a general matter, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is comprised of annual base rent plus a contingent rent payment based on the store's sales in excess of a specified threshold. Substantially all the leases are guaranteed by Holdings.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in several lawsuits arising in the ordinary course of business. Although the amount of any liability that could arise with respect to any such lawsuit cannot be accurately predicted, in the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company.

     A 1992 Supreme Court decision confirmed that the Commerce Clause of the United States Constitution prevents a state from requiring the collection of its use tax by a mail order company unless the company has a physical presence in the state. However, there continues to be some uncertainty in this area due to inconsistent application of the Supreme Court decision by state and federal courts. The Company attempts to conduct its operations in compliance with its interpretation of the applicable legal standard, but there can be no assurance that this compliance will not be challenged. From time to time, various states have sought to require companies to begin collection of use taxes and/or pay taxes from previous sales. The Company has not received assessments from any state in which it is not currently collecting sales taxes since the 1992 Supreme Court decision.

     The Supreme Court decision also established that Congress has the power to enact legislation that would permit states to require collection of use taxes by mail order companies. Congress has from time to time considered proposals for such legislation. The Company anticipates that any legislative change, if adopted, would be applied only on a prospective basis.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS

     There is no established public market for any class of Operating Corp capital stock. Holdings owns 100% of the common stock of Operating Corp ("Common Stock").

     On October 17, 1997, Operating Corp made a cash distribution of approximately $69.3 million to permit Holdings to make certain payments in connection with the Recapitalization. Operating Corp may from time to time pay cash dividends on the Common Stock to permit Holdings to make required payments relating to its senior discount debentures.

     The indenture relating to the Senior Subordinated Notes and the credit agreement to which Operating Corp is a party contain covenants which impose substantial restrictions on Operating Corp's ability to make dividends or distributions to Holdings.

ITEM 6.  SELECTED FINANCIAL DATA

     Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the audited consolidated financial statements of the Company for the three-year period ended January 31, 1998 and notes thereto included elsewhere in this Annual Report on Form 10-K.

Revenues

     Revenues increased 3.1% to $834.0 million in the fiscal year ended January 31, 1998 from $808.8 million in the fiscal year ended January 31, 1997, as a result of increased revenues of J. Crew Retail stores. The increased revenues of
J. Crew Retail stores were offset by a decrease in J. Crew Mail Order revenues.
J. Crew Retail revenues increased by 24.8% to $209.6 million in the fiscal year ended January 31, 1998 from $168.0 million in the fiscal year ended January 31, 1997. The increase in J. Crew Retail store revenues was the result of the opening of 12 new stores in fiscal 1997 , which offset a decline of 6.6% in comparable store sales.

     J. Crew Mail Order revenues decreased by 8.6% to $264.8 million in the fiscal year ended January 31, 1998 from $289.8 million in the fiscal year ended January 31, 1997. The percentage of the Company's total revenues derived from
J. Crew Mail Order decreased to 31.8% in the fiscal year ended January 31, 1998 from 35.8% in the fiscal year ended January 31, 1997. The decrease in J. Crew Mail Order revenues was primarily due to weak performance in menswear sales and unseasonably warm weather on the east coast during the fall season. The UPS strike also contributed to the decrease in J. Crew Mail Order revenues. Gross sales were down 19% from July 18, 1997 to the end of the UPS strike on August 23, 1997 compared to the same period in the prior period. The number of catalogs mailed was approximately 77 million in fiscal 1997 compared to 76 million in fiscal 1996.

     J. Crew Retail revenues increased by 24.8% to $209.6 million in the fiscal year ended January 31, 1998 from $168.0 million in the fiscal year ended January 31, 1997. The percentage of the Company's total revenue derived from its J. Crew Retail stores increased to 25.1% in the fiscal year ended January 31, 1998 from 20.8% in the fiscal year ended January 31, 1997. The increase in J. Crew Retail revenues is the result of opening 12 new stores in the fiscal year ended January 31, 1998. Comparable stores sales decreased 6.6% as the result of the opening of new stores in proximity to existing store locations, weak performance in menswear sales and unseasonably warm weather in the second half of the year which contributed to a decrease in the sales of fall and winter clothing.

     J. Crew Factory Outlet revenues increased by 6.1% to $100.3 million in the fiscal year ended January 31, 1998 from $94.5 million in the fiscal year ended January 31, 1997. The percentage of the Company's total revenue derived from J. Crew Factory Outlet remained at approximately 12%. J. Crew Factory stores comparable store sales increased by 2.0% in the fiscal year ended January 31, 1998. The comparable store sales increase was principally due to the overall improvement in store merchandising under the direction of a new factory outlet merchandising vice president. J. Crew Factory Outlet opened three new stores and closed one store in fiscal 1997.

     PCP revenues increased by 3.8% to $184.4 million in the fiscal year ended January 31, 1998 compared to $177.7 million in the fiscal year ended January 31, 1997. The percentage of the Company's total revenues derived from PCP remained at approximately 22.0%. The number of catalogs mailed remained at the same approximate level of 7 million and the number of selling agents remained unchanged at approximately 106,000 during fiscal 1997 and 1996. The increase in sales in fiscal 1997 over fiscal 1996 was attributable to better performance in ready-to-wear apparel and specifically in new branded merchandise.

     C&W revenues decreased 4.0% to $72.0 million in the fiscal year ended January 31, 1998 from $75.0 million in the fiscal year ended January 31, 1997. The percentage of the Company's revenue derived from C&W decreased to 8.6% in the fiscal year ended January 31, 1998 from 9.3% in the fiscal year ended January 31, 1997. The number of catalogs mailed increased to approximately 40 million in the fiscal year ended January 31, 1998 from approximately 38 million in the fiscal year ended January 31, 1997. The decrease in sales was the result of the effect of the UPS strike, the unseasonably warm weather in the second half of the fiscal year effecting the sales of fall and winter clothing and a lower response from the Company's sale catalogs compared to the prior year.

Gross Profit

     Gross profit as a percentage of revenues was 44.2% for the fiscal year ended January 31, 1998 compared to 47.0% in the fiscal year ended January 31, 1997. Half of the decrease in gross profit was primarily the result of significant promotional discounting in the November and December Holiday catalogs in J. Crew Mail Order and the other half of the decrease was the result of an increase in J. Crew Retail buying and occupancy costs, reflecting the higher costs associated with opening new stores in urban areas such as New York City.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percentage of revenues was 43.1% in the fiscal year ended January 31, 1998 and the fiscal year ended January 31, 1997. As a percentage of revenues general and administrative expenses increased by 1.2%, primarily as a result of a higher expense ratio due to the decrease in J. Crew Mail Order revenues and the decline in comparable store sales in J. Crew Retail. Catalog circulation costs (consisting primarily of paper, postage and printing) expenses decreased by 1.2% primarily as a result of decreased paper costs. Absolute dollar amounts of selling, general and administrative expenses increased to $359.8 million in fiscal 1997 from $348.3 million in fiscal 1996, primarily reflecting volume related costs.

Interest Expense

     Interest expense increased to $17.5 million or 2.1% of revenues in the fiscal year ended January 31, 1998 from $10.5 million or 1.3% of revenues in the fiscal year ended January 31, 1997. This increase in interest expense was due to the issuance by Operating Corp of the Senior Subordinated Notes of $150 million which contributed approximately $4.6 million in increased interest and the borrowings by Operating Corp under its term loan facility of $70 million which contributed approximately $1.8 million in increased interest. These borrowings were required to fund the Recapitalization. This increase was partially offset by a decrease in the interest expense related to the $85.0 million of senior indebtedness which was retired in October 1997. Borrowings by Operating Corp under its revolving credit facility required to fund inventories and capital expenditures contributed $1.9 million in increased interest.


Recapitalization Expenses

     The recapitalization expenses of $20.7 million consisted of management bonuses of $12.2 million, a financial advisory fee paid to TPG Partners II, L.P. of $5.6 million, legal and accounting fees of $1.4 million, a consulting fee of $1.0 million and other expenses of $0.5 million. The Company's results of operations were negatively impacted by these recapitalization expenses. The loss before income taxes and extraordinary item of $29.2 million for the fiscal year ended January 31, 1998 includes the $20.7 million of non-recurring recapitalization expenses, the majority of which were paid before January 31, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's principal market risk relates to interest rate sensitivity which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility and the $70 million Term Loan Facility. In order to manage this interest rate risk, the Company entered into an interest rate swap agreement in October 1997 for $70 million notional principal amount. This agreement which has a term of three years, converts the interest rate on $70 million of debt to a fixed rate of 6.23%. If this interest rate swap agreement was settled on January 31, 1998, the Company would be required to pay an additional $935,000.

        The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at January 31, 1998 were approximately $20.1 million.

        Furthermore, the Company has a licensing agreement in Japan which provides for a royalty payment based on sales of J. Crew merchandise as denominated in yen. The Company has from time to time entered into forward foreign exchange contracts to minimize this risk. At January 31, 1998, there were no forward foreign exchange contracts outstanding. A 10% change in the dollar-yen exchange rate would have an effect on net income of approximately $200,000, which amount is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements are set forth herein commencing on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1. Financial Statements

         The following financial statements of J. Crew Operating Corp. and subsidiaries are included in Item 8:

         (i)   Report of KPMG Peat Marwick LLP, Independent Auditors
         (ii)  Report of Deloitte & Touche LLP, Independent Auditors
         (iii) Consolidated Balance Sheets - January 31, 1998 and 1997
         (iv) Consolidated Statements of Operations - Years ended January 31, 1998 and 1997 and February 2, 1996
         (v) Consolidated Statements of Cash Flows - Years ended January 31, 1998 and 1997 and February 2, 1996
         (vi)  Notes to consolidated financial statements

     2.   Financial Statements Schedules

          Schedule II Valuation and Qualifying Accounts is set forth herein commencing on page F-23 of this Report.

     3.   Exhibits

          The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed by registrant during the last quarter of the period covered by this report.

(c)  Exhibits

     See Item 14(a)3 above.

(d)  Financial Statement Schedules

     See Item 14(a)1 and 14(a)2 above.

                          J. CREW OPERATING CORP. AND
                                 SUBSIDIARIES

                       Consolidated Financial Statements

                           January 31, 1998 and 1997


                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
J. Crew Operating Corp. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of J. Crew Operating Corp. and subsidiaries (the "Company") as of January 31, 1998 and the related consolidated statements of operations and cash flows for the fiscal year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the fiscal year ended January 31, 1998 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1998 and the results of its operations and cash flows for the fiscal year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the fiscal year ended January 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP

April 13, 1998

New York, New York

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
J. Crew Group, Inc.

        We have audited the accompanying consolidated balance sheet of J. Crew Group, Inc. and subsidiaries as of January 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years in the period ended January 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of J. Crew Group, Inc. and subsidiaries as of January 31, 1997, and the results of their operations and their cash flows for each of the two fiscal years in the period ended January 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 14 to the consolidated financial statements, in 1995, the Company changed its method of accounting for catalog costs to conform with the provisions of Statement of Position 93-7, "Reporting on Advertising Costs," and changed its method of accounting for merchandise inventories.



Deloitte & Touche LLP

New York, New York
March 31, 1997

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                January 31
                                                           -------------------
        ASSETS                                                  1998      1997
                                                           ---------  --------
                                                               (in thousands)
Current assets:
 Cash and cash equivalents                                 $  12,166     7,132
 Accounts receivable (net of allowance for doubtful
  accounts of $5,438 and $4,357)                              16,834    58,079
 Merchandise inventories                                     202,763   197,657
 Prepaid expenses and other current assets                    62,399    58,318
                                                           ---------   -------

   Total current assets                                      294,162   321,186
                                                           ---------   -------

Property and equipment - at cost:
 Land                                                          1,460     1,405
 Buildings and improvements                                   11,167    11,167
 Furniture, fixtures and equipment                            47,673    43,537
 Leasehold improvements                                      101,407    75,378
 Construction in progress                                      4,569     4,063
                                                           ---------   -------
                                                             166,276   135,550
 Less accumulated depreciation and amortization               55,613    49,121
                                                           ---------   -------
                                                             110,663    86,429
                                                           ---------   -------

Other assets                                                  14,619     3,206
                                                           ---------   -------

   Total assets                                            $ 419,444   410,821
                                                           =========   =======

    LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                                             65,553   103,279
 Other current liabilities                                    77,850    62,938
 Deferred income taxes                                         8,986    12,555
 Federal and state income taxes payable                          251     9,955
 Current portion of long-term debt                            --           237
                                                           ---------   -------
   Total current liabilities                                 152,640   188,964
                                                           ---------   -------
Long-term debt                                               220,000    86,855
                                                           ---------   -------
Deferred credits and other long-term liabilities              43,578    32,996
                                                           ---------   -------


Stockholder's equity                                           3,226   102,006
                                                           ---------   -------
   Total liabilities and stockholder's equity              $ 419,444   410,821
                                                           =========   =======


See accompanying notes to consolidated financial statements.

                          J. CREW OPERATING CORP. AND
                                 SUBSIDIARIES

                     Consolidated Statements of Operations




                                                                       Years ended
                                                                  -------------------------------
                                                                      January 31      February 2
                                                                  ------------------  -----------
                                                                    1998      1997       1996
                                                                  --------  --------  -----------
                                                                      (in thousands)

Net sales                                                   $     822,840   795,931      732,580
Other revenues                                                     11,191    12,912       13,329
                                                                  -------   -------      -------
          Revenues                                                834,031   808,843      745,909

Cost of goods sold, including buying and occupancy
 costs                                                            465,168   428,719      399,668
                                                                  -------   -------      -------
          Gross profit                                            368,863   380,124      346,241

Selling, general and administrative expenses                      359,811   348,305      327,672
                                                                  -------   -------      -------
          Income from operations                                    9,052    31,819       18,569

Interest expense - net                                             17,524    10,470        9,350
Expenses incurred in connection with the recapitalization          20,707        --           --
                                                                  -------   -------      -------

          (Loss) income before income taxes,
            extraordinary item and cumulative effect
            of accounting changes                                 (29,179)   21,349        9,219

(Benefit) provision for income taxes                               (4,257)    8,800        3,700
                                                                  -------   -------   ----------
          (Loss) income before extraordinary
            item and cumulative effect
            of accounting changes                                 (24,922)   12,549        5,519

Extraordinary item - loss on early retirement of debt
 (net of income tax benefit of $3,127 and $1,200)                  (4,500)      --        (1,679)

Cumulative effect of accounting changes (net of
 income taxes of $1,800)                                               --       --         2,610
                                                                  -------   -------      -------
          Net (loss) income                                 $     (29,422)   12,549        6,450
                                                                  =======   =======      =======

See accompanying notes to consolidated financial statements.

                          J. CREW OPERATING CORP. AND
                                 SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                           Years ended
                                                                ---------------------------------
                                                                         January 31   February 2
                                                                --------------------  -----------
                                                                 1998          1997         1996
                                                                -----         -----        -----
                                                                            (in thousands)
Cash flows from operating activities:
 Net (loss)/income                                           $ (29,422)      12,549        6,450
 Adjustments to reconcile net (loss) income to net cash
   provided by (used in)operating activities:
     Loss on early retirement of debt                            7,627           --           --
     Depreciation and amortization                              15,255       10,541       10,272
     Amortization of deferred financing costs                      892          401        1,186
     Deferred income taxes                                      (4,005)      (1,184)      10,131
     Provision for losses on accounts receivable                 7,343        6,945        7,277
     Noncash compensation expense                                   --           --        1,142
 Changes in operating assets and liabilities:
   Accounts receivable                                         (12,098)      (6,744)      (7,708)
   Sale of accounts receivable                                  46,000           --           --
   Merchandise inventories                                      (5,106)     (49,602)     (10,417)
   Prepaid expenses and other current assets                    (4,081)      (4,007)     (12,444)
   Other assets                                                   (587)        (375)      (2,031)
   Accounts payable                                            (37,726)      31,864        6,318
   Other liabilities                                            17,727        3,439       (5,351)
   Federal and state income taxes payable                       (9,268)      12,670      (12,674)
                                                             ---------      -------      -------
          Net cash (used in) provided by operating activities   (7,449)      16,497       (7,849)
                                                             ---------      -------      -------

Cash flows from investing activities:
 Capital expenditures                                          (43,134)     (27,462)     (18,466)
 Proceeds from construction allowances                          11,767        4,981        3,826
                                                             ---------      -------      -------

          Net cash used in investing activities                (31,367)     (22,481)     (14,640)
                                                             ---------      -------      -------

Cash flows from financing activities:
 Issuance of long-term debt                                    220,000           --       85,000
 Repayment of long-term debt                                   (92,863)        (237)     (67,237)
 Costs incurred in connection with the issuance of debt        (13,929)          --         --
 Dividends paid                                                (69,358)        (176)        --
                                                             ---------      -------      -------
          Net cash provided by (used in) financing activities   43,850         (413)      17,763
                                                             ---------      -------      -------


Increase (decrease) in cash and cash equivalents                 5,034       (6,397)      (4,726)

Cash and cash equivalents at beginning of year                   7,132       13,529       18,255
                                                             ---------      -------      -------

Cash and cash equivalents at end of year                     $  12,166        7,132       13,529
                                                               =======      =======       ======

Supplementary cash flow information:
 Income taxes paid (refunded)                                $   5,180       (3,600)       7,000
                                                               =======      =======       ======

 Interest paid                                               $  12,655        9,880        9,601
                                                               =======      =======       ======

See accompanying notes to consolidated financial statements.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   Years ended January 31, 1998 and 1997 and
                                February 2, 1996



(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (A)  PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of J. Crew Operating Corp. ("Operating Corp.") and its wholly-owned subsidiaries (collectively, the "Company"). Operating Corp. is a wholly-owned subsidiary of J. Crew Group, Inc. ("Holdings"). The consolidated balance sheet as of January 31, 1997 and the consolidated statements of operations and cash flows for the period February 1, 1997 through October 17, 1997 and for the years ended January 31, 1997 and February 2, 1996 are those of Holdings, as predecessor to Operating Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

       Prior to the Recapitalization (see Note 2), Holdings owned all of the stock, directly or indirectly, of its various operating subisidiaries. In connection with the Recapitalization, Holdings formed Operating Corp. and immediately prior to the consummation of the Recapitalization, Holdings transferred substantially all of its assets and liabilities to Operating Corp. On October 17, 1997, Operating Corp. made a cash distribution of $69,358,000 to permit Holdings to make certain payments in connection with the Recapitalization.

   (B)  BUSINESS

       The Company, which operates in one business segment, designs, contracts for the manufacture of, markets and distributes men's, women's and children's apparel, accessories and home furnishings. The Company's products are marketed through catalogs and retail stores primarily in the United States. The Company is also party to a licensing agreement which grants the licensee exclusive rights to use the Company's trademarks in connection with the manufacture and sale of products in Japan. The license agreement provides for payments based on a specified percentage of net sales.

       The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its sales and operating results generally to be lower in the first and second quarters than in the third and fourth quarters (which include the back-to-school and holiday seasons) of each fiscal year.

       A significant amount of the Company's products are produced in the Far East through arrangements with independent contractors. As a result, the Company's operations could be adversely affected by political instability resulting in the disruption of trade from the countries in which these contractors are located or by the imposition of additional duties or regulations relating to imports or by the contractor's inability to meet the Company's production requirements.

   (C)  FISCAL YEAR

       The Company's fiscal year ends on the Saturday closest to January 31. The fiscal years 1997, 1996 and 1995 ended on January 31, 1998 (52 weeks), January 31, 1997 (52 weeks) and February 2, 1996 (52 weeks). Effective January 31, 1998 the Company changed its fiscal year-end from the Friday closest to January 31, to the Saturday closest to January 31. The effect of this change on the results of operations was not material.

   (D)  CASH EQUIVALENTS

       For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $1,902,000 and $1,968,000 at January 31, 1998 and 1997, are stated
       at cost, which approximates market value.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(1), CONTINUED

   (E)  ACCOUNTS RECEIVABLE

       Accounts receivable consists of installment receivables resulting from the sale of merchandise of Popular Club Plan, Inc., a subsidiary of the Company. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the accounts receivable base. Finance charge income (including the gain on sale of receivables (see Note 4)), which is included in other revenues, for the fiscal years 1997, 1996 and 1995 was $8,294,000, $9,095,000 and $9,354,000.

   (F)  MERCHANDISE INVENTORIES

       Merchandise inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company capitalizes certain design, purchasing and warehousing costs into inventory. (See Note 14).

   (G)  CATALOG COSTS

       Catalog costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream, which extends up to five months from the date catalogs are mailed. The Company accounts for catalog costs in accordance with the AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 31, 1998 and 1997 were $39,227,000 and $41,191,000. Catalog costs, which are reflected in selling and administrative expenses, for the fiscal years 1997, 1996 and 1995 were $131,103,000, $135,633,000 and $132,566,000 (See Note 14).

   (H)  PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Buildings and improvements are depreciated by the straight-line method over the estimated useful lives of the respective assets of twenty years. Furniture, fixtures and equipment are depreciated by the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Leasehold improvements are amortized over the shorter of their useful lives or related lease terms.

       The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized over the term of the related lease.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(1), CONTINUED

    (I)  OTHER ASSETS

       Other assets consist primarily of debt issuance costs of $12,431,000 and $1,250,000 at January 31, 1998 and 1997, which are amortized over the term of the related debt agreements.

   (J)  INCOME TAXES

       The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

   (K)  REVENUE RECOGNITION

       Revenue is recognized when merchandise is shipped to customers. The Company accrues a sales return allowance in accordance with its return policy for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date.

   (L)  STORE PREOPENING COST

       Costs associated with the opening of new retail and outlet stores are expensed as incurred.

   (M) DERIVATIVE FINANCIAL INSTRUMENTS

       Derivative financial instruments are used by the Company to manage its interest rate and foreign currency exposures. The Company does not hold derivative financial instruments for trading or speculative purposes. For interest rate swap agreements, the net interest paid is recorded as interest expense on a current basis. Gains or losses resulting from market fluctuations are not recognized. The Company from time to time enters into forward foreign exchange contracts as hedges relating to indentifiable currency positions to reduce the risk from exchange rate fluctuations. Gains and losses on these contracts are deferred and recognized as adjustments to the bases of those assets. Such gains and losses were not material for the fiscal years ended January 31, 1998 and 1997.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(1), CONTINUED


   (N) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (O) IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED
       OF

       In March 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 121 did not have an effect on the Company's financial position or results of operations.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(2)  RECAPITALIZATION TRANSACTION

   During 1997 Holdings entered into a recapitalization transaction (the "Recapitalization"). In October 1997, Holdings purchased from the existing shareholders for an aggregate purchase price of approximately $316,688,000 all of the outstanding shares of Holdings' capital stock, other than a certain number of shares of Holdings' common stock held by existing shareholders which represented 14.8% of the outstanding shares of Holdings' common stock immediately following consummation of the Recapitalization. The purchase of such outstanding shares of capital stock was financed in part by (a) issuing to TPG Partners II, L.P. ("TPG"), its affiliates and other investors shares of common stock of Holdings for approximately $63,891,000 and shares of preferred stock of Holdings for $125,000,000 and (b) consummating the debt and securitization transactions described in Notes 4, 5 and 6. In connection with the Recapitalization, the Company repaid substantially all of its preexisting debt obligations immediately before the consummation of the Recapitalization.

   Expenses incurred in connection with the recapitalization consisted of:

               Management bonuses            $  12,163,000
               TPG financial advisory fee        5,550,000
               Legal and accounting fees         1,454,000
               Consulting fee                    1,000,000
               Other                               540,000
                                                ----------

                    Total                    $  20,707,000
                                                ==========


(3)  OTHER CURRENT LIABILITIES

   Other current liabilities consist of:


                                                  January 31,
                                         -------------------------
                                               1998        1997
                                            ----------  ----------


Customer liabilities                   $    18,572,000  22,968,000
Accrued catalog and marketing costs         12,504,000  10,734,000
Taxes, other than income taxes               9,067,000   9,093,000
Accrued interest                             4,998,000     889,000
Reserve for sales returns                    3,529,000   2,406,000
Other                                       29,180,000  16,848,000
                                           -----------  ----------

                                       $    77,850,000  62,938,000
                                           ===========  ==========

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(4)  SALE OF ACCOUNTS RECEIVABLE

   In October 1997, the Company entered into an agreement to securitize certain customer installment receivables of Popular Club Plan, Inc. on a revolving basis. This securitization involves the transfer of receivables through a special purpose, bankruptcy remote subsidiary to a trust in exchange for cash and subordinated certificates representing undivided interests in the pool of installment accounts receivable and the subsequent sale by the trust of certificates of beneficial interest to third party investors. The Company has no obligation to reimburse the trust or the purchasers of beneficial interests for credit losses. The transactions have been accounted for as a sale in accordance with the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."


   At January 31, 1998, $46,000,000 of accounts receivable had been sold. The sale of receivables resulted in a gain on sale of $1,472,000 during the year ended January 31, 1998, which is included in other revenues.

   Included in the gain on sale is the discount on sale of accounts receivable which is comprised of the interest, discount and administrative and other fees paid or accrued to the purchasers of the accounts receivables sold. The discount approximates the prevailing short-term London Inter Bank Offered Rate (LIBOR) plus a credit spread and administrative fees. The interest rate (including administrative fees) applicable to receivables sold as of January 31, 1998 was 7.125%.

   Under SFAS No. 125, no servicing asset or liability is recorded as fees charged are expected to cover related expenses.

(5) LONG-TERM DEBT

                                                             January 31,
                                                        ----------------------
                                                              1998        1997
                                                       -----------  ----------

         Senior notes due December 15, 2004, (Note 2) $       --    85,000,000
         Industrial Development Revenue Bond,
           bearing interest at 73.33% of prime
           rate (8.25% at January 31, 1997)  (Note 2)         --     2,092,000
         Term loan (a)                                  70,000,000        --
         10-3/8% senior subordinated notes (b)         150,000,000
                                                       -----------  ----------
                                                       220,000,000  87,092,000
         Less payments due within one year                  __        (237,000)
                                                       -----------  ----------
                 Total                                $220,000,000  86,855,000
                                                       ===========  ==========


   (a) The $70.0 million term loan is subject to the same interest rates and security terms as the Revolving Credit Agreement (see Note 6). The term loan is repayable in quarterly installments of $4.0 million from February 2001 through November 2001 and $6.75 million from February 2002 through November 2003.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(5), CONTINUED

   (b) The senior subordinated notes are unsecured general obligations of the Company and are subordinated in right of payment to all senior debt. Interest on the notes accrues at the rate of 10-3/8% per annum and is payable semi-annually in arrears on April 15 and October 15. The notes mature on October 15, 2007 and may be redeemed at the option of the issuer subsequent to October 15, 2002 at prices ranging from 105.188% in 2002 to 100% in 2005 and thereafter.

   (c) The maturities of long-term debt required during the next five years are:

                    Fiscal year             Amount
                    -----------             ------

                       1998              $      --
                       1999                     --
                       2000                     --
                       2001               16,000,000
                       2002               27,000,000


(6)  LINES OF CREDIT

   On October 17, 1997, in connection with the Recapitalization, the Company entered into a syndicated revolving credit agreement of up to $200.0 million (the "Revolving Credit Agreement") with a group of banks, with The Chase Manhattan Bank as administrative and collateral agent (the "Administrative Agent"), and Donaldson, Lufkin & Jenrette Securities Corporation as syndication agent. Borrowings may be utilized to fund the working capital requirements of the Company's subsidiaries, including issuance of stand-by and trade letters of credit and bankers' acceptances.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(6), CONTINUED

   Borrowings are secured by a perfected first priority security interest in all assets (except for the accounts receivable of Popular Club Plan, Inc.) of the Company's direct and indirect, domestic, and to the extent no adverse tax consequences would result, foreign subsidiaries and bear interest, at the Company's option, at a base rate equal to the Administrative Agent's Eurodollar rate plus an applicable margin or an alternate base rate equal to the highest of the Administrative Agent's prime rate, a certificate of deposit rate plus 1% or the Federal Funds effective rate plus one-half of 1% plus, in each case, an applicable margin. The Revolving Credit Agreement matures on October 17, 2003.

   The Revolving Credit Agreement replaced the Company's previous revolving credit agreement which provided for commitments in an aggregate amount of up to $200.0 million, of which up to $120.0 million was available for direct borrowings.

   During fiscal 1997, 1996 and 1995, maximum borrowings under revolving credit agreements were $104,000,000, $55,000,000 and $49,000,000 and average borrowings were $54,300,000, $31,200,000 and $25,500,000. There were no borrowings outstanding under the Company's revolving credit agreements at January 31, 1998 and 1997.

   Outstanding letters of credit established to facilitate international merchandise purchases at January 31, 1998 and 1997 amounted to $20,143,000 and $37,800,000.

   The provisions of the Revolving Credit Agreement require that the Company maintain certain levels of (i) consolidated net worth, (ii), leverage ratio,
   (iii) interest coverage ratio and (iv) inventory coverage ratio and provide for limitations on capital expenditures, sale and leaseback transactions, liens, investments, sales of assets and indebtedness.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(7)  COMMITMENTS AND CONTINGENCIES

   (A)  OPERATING LEASES

       As of January 31, 1998, the Company was obligated under various long-term operating leases for retail and outlet stores, warehouses, office space and equipment requiring minimum annual rentals. These operating leases expire on varying dates to 2012. At January 31, 1998 aggregate minimum rentals in future periods are as follows:



                                Fiscal Year           Amount
                                -----------         -----------


                                1998              $  33,578,000
                                1999                 33,504,000
                                2000                 30,656,000
                                2001                 27,924,000
                                2002                 26,375,000
                                Thereafter          130,935,000

       Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

       Rent expense for fiscal 1997, 1996 and 1995 was $35,753,000, $29,852,000 and $27,366,000, including contingent rent based on store sales of $2,877,000, $2,850,000 and $2,197,000.

    (B)  EMPLOYMENT AGREEMENTS

       The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

    (C)  LITIGATION

       The Company is involved in various legal proceedings, both as plaintiff and as defendant, which are routine litigations incidental to the conduct of its business. The Company believes that the ultimate resolution of these matters will not have a material effect on its financial position.


(8)  EMPLOYEE BENEFIT PLAN

   The Company has a thrift/savings plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company's contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the thrift/savings plan for fiscal 1997, 1996 and 1995 were $1,780,000, $1,680,000 and $1,478,000.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(9)  LICENSE AGREEMENT

   The Company has a licensing agreement through January 2003 with Itochu, a Japanese trading company. The agreement permits Itochu to distribute J. Crew merchandise in Japan. The Company earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 1997, 1996 and 1995 was $2,897,000, $3,817,000 and
   $3,975,000.


(10)    INTEREST EXPENSE - NET


   Interest expense, net consists of the following:


                                                        Fiscal Year
                                           ------------------------------------
                                              1997         1996         1995
                                           -----------  -----------  ----------

       Interest expense                 $  17,666,000   10,613,000   9,548,000
       Interest income                       (142,000)    (143,000)   (198,000)
                                           ----------   ----------   ---------

              Interest expense, net     $  17,524,000   10,470,000   9,350,000
                                           ==========   ==========   =========


(11) FINANCIAL INSTRUMENTS

   The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The fair value of the Company's long-term debt, including current portion, is estimated to be approximately $208,550,000 and $89,100,000 at January 31, 1998 and 1997, respectively, and is based on dealer quotes or quoted market prices of the same or similar instruments or management's estimate of the present value of future cash flows discounted at the current market rate for financial instruments with similar characteristics and maturity. The carrying amounts of long-term debt were $220,000,000 and $87,092,000 at January 31, 1998 and 1997. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

   In October 1997 the Company entered into an interest rate swap agreement for $70 million notional amount, which effectively converted the interest rate on its $70 million term loan from a variable rate to a fixed rate of 6.23% through October 2000. If this agreement was settled on January 31, 1998, the Company would be required to pay $935,000.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(11), CONTINUED

   At January 31, 1997, the Company had a forward foreign exchange contract outstanding with J. P. Morgan to deliver 235 million yen on March 31, 1997. This contract was a hedge relating to foreign licensing revenues. The fair value of this contract approximated fair value due to its short-term maturity. There were no outstanding foreign exchange contracts at January 31, 1998.

   The Company is exposed to credit losses in the event of nonperformance by the counterparties to these contracts, but it does not expect any counterparties to fail to meet their obligation given their high-credit rating.


(12)  INCOME TAXES

   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This statement requires the use of the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

   The (benefit) provision for income taxes consists of:

                                                                1997        1996        1995
                                                             -----------  ---------  -----------
      Current:
         Foreign                                        $       309,000     400,000       --
         Federal                                               (866,000)  8,984,000  (5,131,000)
         State and local                                        305,000     600,000     500,000
                                                             ----------   ---------  ----------
                                                               (252,000)  9,984,000  (4,631,000)

      Deferred - Federal and state and local                 (4,005,000) (1,184,000)  8,331,000
                                                            -----------  ----------   ---------
      Income taxes before tax effect of
         extraordinary items and cumulative
         effect of accounting changes                        (4,257,000)  8,800,000   3,700,000
      Extraordinary item - current - Federal and
         state and local                                     (3,127,000)     --      (1,200,000)
      Cumulative effect of accounting
         changes - deferred                                        --        --       1,800,000
                                                            -----------  ----------   ---------
             Total (benefit) provision
                for income taxes                        $    (7,384,000)  8,800,000   4,300,000
                                                             ==========   =========  ==========

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(12), CONTINUED

   A reconciliation between the provision for income taxes based on the U.S. Federal statutory rate and the Company's effective rate is as follows:

                                                         1997       1996          1995
                                                       --------  -----------  ------------

         Federal income tax rate                        (35.0)%        35.0%         35.0%
         Foreign                                           0.8          0.9           --
         State and local income taxes, net
          of Federal benefit                              (2.0)         5.3           5.1
         Nondeductible expenses                           16.1          --            --
                                                      --------   ----------   -----------
         Effective tax rate                             (20.1) %       41.2%         40.1%
                                                      ========   ==========   ===========


   The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

                                                                 January 31
                                                               1998          1997
                                                         ----------   -----------

         Deferred tax assets:
          Allowance for doubtful accounts      $          2,118,000     1,769,000
          Net operating loss carryforwards                4,074,000     1,300,000
          Difference in book and tax basis
            for property and equipment                    2,277,000     2,212,000
          Other                                           1,596,000       943,000
                                                         ----------   -----------
                                                         10,065,000     6,224,000

         Deferred tax liabilities:
          Prepaid catalog expenses and other
            prepaid expenses                            (19,051,000)  (18,779,000)
                                                         ----------   -----------

                Net deferred income taxes      $         (8,986,000)  (12,555,000)
                                                         ==========   ===========

   Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. At January 31, 1998, the Company had Federal income tax loss carryforwards of approximately $2,860,000 which expire in 2012. The Company also had state and local income tax loss carryforwards of varying amounts.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(13)  EXTRAORDINARY ITEMS

   In June 1995, the Company prepaid $58 million principal amount of senior notes and recorded an extraordinary loss of $1,679,000 (net of an income tax benefit of $1,200,000), consisting of the write-off of deferred financing costs and redemption premiums related to the early retirement of debt.

   In October 1997, the Company prepaid $85 million principal amount of senior notes and recorded an extraordinary loss of $4,500,000 (net of an income tax benefit of $3,127,000) consisting of the write-off of deferred financing costs and redemption premiums related to the early retirement of debt.


(14)  ACCOUNTING CHANGES

   Effective February 4, 1995, the Company changed its method of accounting for catalog costs to conform with the provisions of the SOP 93-7. SOP 93-7 requires that the amortization of capitalized advertising costs should be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. Prior to fiscal 1995, such costs were amortized on a straight-line basis over the estimated productive life of the catalog. The cumulative effect of applying this change in accounting on prior periods was a decrease in net income of $1,600,000 (net of an income tax benefit of $ 1,000,000).

   Effective February 4, 1995, the Company modified its inventory accounting practices to include the capitalization of certain design, purchasing and warehousing costs. Prior to this change, these costs were charged to expense in the period incurred rather than in the period in which the inventories were sold. The Company believes this change is preferable because it provides a better matching of revenues and costs and improves the comparability of operating results and financial position with those of other companies. The cumulative effect of applying this change in accounting on prior periods was an increase in net income of $4,210,000 (net of income taxes of $2,800,000).


(15) STOCKHOLDER'S EQUITY

   The Company has authorized 100 shares of common stock, par value $.01 per share, all of which was issued and outstanding at January 31, 1998.

   Stockholder's equity decreased by $98,780,000 from $102,006,000 at January 31, 1997 to $3,226,000 at January 31, 1998. A reconciliation of this decrease is as follows:

                Balance as of January 31, 1997          $ 102,006,000
                Net loss                                  (29,422,000)
                Dividend to parent company                (69,358,000)
                                                        --------------
                   Balance as of January 31, 1998       $   3,226,000
                                                        ==============


(16) ISSUER, GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

   Operating Corp. has issued the 10 3/8% senior subordinated notes, which are fully and unconditionally guaranteed on a senior subordinated basis by Operating Corp. and its guarantor subsidiaries. Separate financial statements of the guarantor subsidiaries and other disclosures are not presented because management has determined that they are not material to investors. Condensed, consolidating financial information is presented in lieu of the separate guarantor financial statements. The financial information has been segregated between (a) the issuer, (b) the guarantor subsidiaries and (c) PCP Receivables Corp., Inc., the only non-guarantor subsidiary. PCP Receivables Corp., Inc. was formed on October 17, 1997 and accordingly, its results of operations and cash flows for the period from October 17, 1997 through January 31, 1998 are included in the accompanying financial information presented.

                    J. CREW OPERATING CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                JANUARY 31, 1998

                                ($ IN THOUSANDS)

                                         J. CREW OPERATING      GUARANTOR      PCP RECEIVABLES       CONSOLIDATION
                                               CORP.          SUBSIDIARIES          CORP.             ADJUSTMENTS       CONSOLIDATED
                                         -----------------    ------------     ---------------       -------------      ------------
Assets
 Cash and cash equivalents...............      $  4,588          $  7,578          $      --          $        --       $ 12,166
 Accounts receivable.....................            --                --             16,834                   --         16,834
 Merchandise inventories.................            --           202,763                 --                   --        202,763
 Prepaid expenses and other current
  assets.................................         1,692            60,707                 --                   --         62,399

 Intercompany receivables................       149,649                --                 --             (149,649)            --
                                               --------          --------            -------            ---------       --------
      Total current assets...............       155,929           271,048             16,834             (149,649)       294,162
 Property and equipment, net.............           334           110,329                 --                   --        110,663
 Investment in subsidiaries..............        71,556            14,150                 --              (85,706)            --
 Other assets............................        11,754             2,865                 --                   --         14,619
                                               --------          --------            -------            ---------       --------
      Total assets.......................      $239,573          $398,392            $16,834            $(235,355)      $419,444
                                               ========          ========            =======            =========       ========
Liabilities and Stockholder's Equity
 Current liabilities:
  Accounts payable.......................      $  2,357          $ 63,196          $      --          $        --       $ 65,553
  Other current liabilities..............        14,706            63,144                 --                   --         77,850
  Deferred income taxes..................            --             8,986                 --                   --          8,986
  Federal and state income taxes payable.        (2,051)            1,702                600                   --            251
  Intercompany liabilities...............            --           147,565              2,084             (149,649)            --
                                               --------          --------            -------            ---------       --------
      Total current liabilities..........        15,012           284,593              2,684             (149,649)       152,640
 Long term debt..........................       220,000                --                 --                   --        220,000
 Deferred credits and other long-term
  liabilities............................         1,335            42,243                 --                   --         43,578

Stockholder's equity ....................         3,226            71,556             14,150              (85,706)         3,226
                                               --------          --------            -------            ---------       --------
      Total liabilities and
       stockholder's equity .............      $239,573          $398,392            $16,834            $(235,355)      $419,444
                                               ========          ========            =======            =========       ========

                    J. CREW OPERATING CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED JANUARY 31, 1998
                                ($ IN THOUSANDS)

                                            J. CREW OPERATING    GUARANTOR       PCP RECEIVABLES       CONSOLIDATION
                                                  CORP.         SUBSIDIARIES          CORP.            ADJUSTMENTS     CONSOLIDATED
                                            -----------------   ------------     ---------------       -------------   ------------
Net sales................................     $        --         $822,840           $    --            $      --       $822,840
Other revenues...........................          23,570            9,719             1,472              (23,570)        11,191
                                                  -------         --------           -------             --------       --------
      Revenues...........................          23,570          832,559             1,472              (23,570)       834,031
Cost of goods sold.......................              --          465,168                --                   --        465,168
                                                  -------         --------           -------             --------       --------
      Gross Profit.......................          23,570          367,391             1,472              (23,570)       368,863
Selling, general and administrative
 expenses................................              --          367,438                --               (7,627)       359,811
                                                  -------         --------           -------             --------       --------
      Income (loss) from operations......          23,570              (47)            1,472              (15,943)         9,052
Interest expense - net...................          15,943           17,524                --              (15,943)        17,524
Expenses incurred in connection with the
 recapitalization........................              --           20,707                --                   --         20,707
                                                  -------         --------           -------             --------       --------
      Income (loss) before income taxes
       and extraordinary item............           7,627          (38,278)            1,472                   --        (29,179)

Income tax expense (benefit).............           3,127           (7,984)              600                   --         (4,257)
                                                  -------         --------           -------             --------       --------
      Net income (loss) before
       extraordinary item................           4,500          (30,294)              872                   --        (24,922)

Extraordinary item.......................          (4,500)              --                --                   --         (4,500)
                                                  -------         --------           -------             --------       --------
      Net income (loss)..................         $    --         $(30,294)          $   872             $     --       $(29,422)
                                                  =======         ========           =======             ========       ========

                    J. CREW OPERATING CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED JANUARY 31, 1998
                                ($ IN THOUSANDS)

                                              J. CREW OPERATING    GUARANTOR       PCP RECEIVABLES
                                                    CORP.         SUBSIDIARIES          CORP.        CONSOLIDATED
                                              -----------------   ------------     ---------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................     $       --       $(30,294)         $    872        $(29,422)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:

 Loss on early retirement of debt.............          7,627             --                --            7,627
 Depreciation and amortization................            134         15,121                --           15,255
 Amortization of deferred financing costs.....            819             73                --              892
 Provision for losses on accounts receivable..             --          7,343                --            7,343
 Deferred income taxes........................             --         (4,005)               --           (4,005)
 Changes in operating assets and liabilities:

 Accounts receivable..........................             --        (12,098)           46,000           33,902
 Merchandise inventories......................             --         (5,106)               --           (5,106)
 Prepaid expenses and other current assets....             99         (4,180)               --           (4,081)
 Other assets.................................            122           (709)               --             (587)
 Increase (decrease) in intercompany, net.....        (51,051)        98,523           (47,472)              --
 Accounts payable.............................         (3,657)       (34,069)               --          (37,726)
 Other liabilities............................         10,976          6,751                --           17,727
 Income taxes payable.........................        (10,046)           178               600           (9,268)
                                                     --------       --------          --------         --------
 Net cash (used in) provided by operating
  activities..................................        (44,977)        37,528                --           (7,449)
                                                     --------       --------          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.........................            (25)       (43,109)               --          (43,134)
 Proceeds from construction allowances........             --         11,767                --           11,767
                                                     --------       --------          --------         --------
 Net cash used in investing activities........            (25)       (31,342)               --          (31,367)
                                                     --------       --------          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of long-term debt...................        220,000             --                --          220,000
 Costs incurred in connection with issuance
  of debt.....................................        (13,179)          (750)               --          (13,929)

 Repayment of long-term debt..................        (90,892)        (1,971)               --          (92,863)
 Dividend to parent company...................        (69,358)            --                --          (69,358)
                                                     --------       --------          --------         --------
 Net cash provided by (used in) financing
  activities..................................         46,571         (2,721)               --           43,850
                                                     --------       --------          --------         --------

Increase in cash and cash equivalents.........          1,569          3,465                --            5,034
                                                     --------       --------          --------         --------
Cash and cash equivalents at beginning of year          3,019          4,113                --            7,132
                                                     --------       --------          --------         --------

Cash and cash equivalents at end of year             $  4,588       $  7,578           $    --         $ 12,166
                                                     ========       ========          ========         ========

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

              ($ IN THOUSANDS)

                                                                             additions

                                                        beginning          charged to cost      charged to other
                                                         balance            and expenses            accounts
                                                      -------------        ---------------      ----------------
Allowance for doubtful accounts
-------------------------------
(deducted from accounts receivable)

fiscal year ended:
       January 31, 1998                                   $4,357                 $7,343                 ___
       January 31, 1997                                    4,824                  6,945                 ___
       February 2, 1996                                    6,518                  7,277                 ___

(a)  accounts deemed to be uncollectible


Inventory impairment reserve
----------------------------
(deducted from inventories)

fiscal year ended:
       January 31, 1998                                   $3,289                 $1,111(b)              ___
       January 31, 1997                                    5,226                (1,937)(b)              ___
       February 2, 1996                                    9,074                (3,848)(b)              ___


Allowance for sales returns
---------------------------
(included in other current liabilities)
---------------------------------------

fiscal year ended:
       January 31, 1998                                   $2,406                 $1,123(b)              ___
       January 31, 1997                                    2,384                     22(b)              ___
       February 2, 1996                                    1,935                    449(b)              ___




                                                         deductions           ending balance
                                                         ----------           --------------
Allowance for doubtful accounts
-------------------------------
(deducted from accounts receivable)

fiscal year ended:
       January 31, 1998                                 $ (6,262)(a)               $5,438
       January 31, 1997                                   (7,412)(a)                4,357
       February 2, 1996                                   (8,971)(a)                4,824

(a)  accounts deemed to be uncollectible


Inventory impairment reserve
----------------------------
(deducted from inventories)

fiscal year ended:
       January 31, 1998                                      ___                   $4,400
       January 31, 1997                                      ___                    3,289
       February 2, 1996                                      ___                    5,226

Allowance for sales returns
---------------------------
(included in other current liabilities)
---------------------------------------

fiscal year ended:
       January 31, 1998                                      ___                   $3,529
       January 31, 1997                                      ___                    2,406
       February 2, 1996                                      ___                    2,384

(b) The inventory impairment reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period inventory write-downs and sales returns are charged to the statement of operations as incurred.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

J. CREW OPERATING CORP.

By: /s/ Emily Woods                                      Date:  May 1, 1998
   -------------------------
       Emily Woods
   Chairman of the Board


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          Signature                                        Title                                Date
          ---------                                        -----                                ----

/s/ Emily Woods
---------------------------------------------------  Chairman of the Board                  May 1, 1998
                  Emily Woods

/s/ Nicholas Lamberti
---------------------------------------------------  Vice President - Corporate             May 1, 1998
                Nicholas Lamberti                    Controller



                                                 EXHIBIT INDEX


   EXHIBIT
     No.                                               Description
     ---                                               -----------
     3.1        Restated Certificate of Incorporation of J. Crew Operating Corp. (incorporated by reference to Exhibit 3.1 to Registrant's Form S-4 Registration Statement, File No.
                333-42423, filed December 16, 1997 (the "Registration Statement"))

     3.2        By-laws of J. Crew Operating Corp. (incorporated by reference to Exhibit 3.14 to the
                Registration Statement)

     4.1        Indenture, dated as of October 17, 1997, between J. Crew Operating Corp, as issuer, the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and State
                Street Bank and Trust Company, as trustee, relating to the Debentures (the "Indenture")
                (incorporated by reference to Exhibit 4.1 to the Registration Statement)

     4.2        Credit Agreement, dated as of October 17, 1997, among J. Crew Group, Inc., J. Crew
                Operating Corp., the Lenders Party thereto, the Chase Manhattan Bank, as Administrative
                Agent, and Donaldson, Lufkin & Jenrette Securities Corporation, as Syndication Agent
                (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration
                Statement, filed February 6, 1998 (the "Amendment No. 1"))

     4.3        Guarantee Agreement dated as of October 17, among J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase
                Manhattan Bank (incorporated by reference to Exhibit 4.4 to the Registration Statement)

     4.4        Indemnity, Subrogation and Contribution Agreement dated as of October 17, 1997, among J.
                Crew Operating Corp., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit
                4.5 to the Registration Statement)

     4.5        Pledge Agreement, dated as of October 17, among J. Crew Operating Corp., J. Crew Group,
                Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.6 to the
                Registration Statement)

     4.6        Security Agreement, dated as of October 17, among J. Crew Operating Corp., J. Crew
                Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.7 to the
                Registration Statement)

   EXHIBIT
     No.                                               Description
     ---                                               -----------
     4.7        Registration Rights Agreement, dated as of October 17, 1997 by and among J. Crew
                Operating Corp., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto Donaldson, Lufkin & Jenrette Securities Corporation and Chase
                Securities Inc. (incorporated by reference to Exhibit 4.8 to the Registration Statement)
                NOTE:  Pursuant to the provisions of paragraph (b)(4)(iii) of Item 601 of Regulation
                S-K, the Registrant hereby undertakes to furnish to the Commission upon request copies of the instruments pursuant to which various entities hold long-term debt of the Company or its parent or subsidiaries, none of which instruments govern indebtedness exceeding
                10 percent of the total assets of the Company and its subsidiaries on a consolidated basis.

     10.1       Employment Agreement, dated October 17, 1997, among J. Crew Group, Inc., J. Crew
                Operating Corp., TPG Partners II, L.P. (only with respect to Section 2(c) therein) and
                Emily Woods (the "Woods Employement Agreement") (incorporated by reference to Exhibit
                10.1 to the Registration Statement)

     10.2       J. Crew Operating Corp. Senior Executive Bonus Plan (included as Exhibit A to the Woods
                Employment Agreement filed as Exhibit 10.1)

     10.3       Letter Agreement between Matthew Rubel and J. Crew Group, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement, filed
                February 26, 1998)

     10.4       Employment Agreement, dated February 24, 1998, among J. Crew Group, Inc., J. Crew
                Operating Corp., TPG Partners II, L.P. (only with respect to Section 7 therein) and
                Howard Socol

     10.5       Contract Carrier Agreement, between J. Crew Group, Inc. and United Parcel Service, Inc.
                (incorporated by reference to Exhibit 10.5 to the Registration Statement)

     10.6       Custom Pricing Agreement, made November 15, 1996 between Federal Express Corporation and
                J Crew Group, Inc. (incorporated by reference to Exhibit 10.6 to the Registration
                Statement)

     10.7       Lease dated as of October 21, 1981 between Vornado, Inc. and Popular Services, Inc.
                (incorporated by reference to Exhibit 10.7 to the Registration Statement)

     10.8       Agreement of Sublease dated November 4, 1993 between Revlon Holdings Inc., as Sublessor, and Popular Club Plan, Inc., as Sublessee  (incorporated by reference to Exhibit 10.8 to the Registration Statement)

     10.9       Letter Agreement dated July 29, 1996 between World Color and Clifford & Wills, Inc.
                (incorporated by reference to Exhibit 10.9 to the Registration Statement)

   EXHIBIT
     No.                                               Description
     ---                                               -----------
     10.10      Agreement dated August 14, 1997 between R.R. Donnelley & Sons Company and J. Crew Inc.
                (incorporated by reference to Exhibit 10.10 to the Registration Statement)

     10.11      Letter Agreement, dated April 17, 1998, between J. Crew Operating Corp. and Barry Erdos

     27.1       Financial Data Schedule