Form 10-Q
period 1998-05-02
CREW J OPERATING CORP
filed 1998-06-15
CIK 1051425

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the

                                      OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 333-42423

                            J. CREW OPERATING CORP.
            (Exact name of registrant as specified in its charter)

                         Delaware                                                       22-3540930
-------------------------------------------------------------               --------------------------------
(State or other jurisdiction of incorporation or organization)              (IRS Employer Identification No.)

           770 BROADWAY, NEW YORK, NEW YORK           10003
        (Address of principal executive office)    (Zip Code)

      Registrant's telephone number, including area code: (212) 209-2500

---------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

               Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

               Shares of common stock, par value $0.01 per share, outstanding at May 2, 1998: 100.

               The Registrant meets the conditions set forth in General Instruction H (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                             J. CREW OPERATING CORP.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of May 2, 1998 (unaudited) and January 31, 1998

Consolidated Statements of Operations (unaudited) for the thirteen weeks ended May 2, 1998 and May 1, 1997

Consolidated Statements of Cash Flows (unaudited) for the thirteen weeks ended May 2, 1998 and May 1, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    J. CREW OPERATING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   May 2, 1998   January 31,
                                                                   (unaudited)     1998
                                                                   -----------   -----------
                                                                        (in thousands)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents......................................    $ 13,294       $ 12,166
Accounts receivable (net of allowance for doubtful
   accounts of $5,610 and $5,438)..............................      15,050         16,834
Merchandise inventories........................................     202,370        202,763
Prepaid expenses and other current assets......................      51,113         62,399
Federal income tax receivable..................................       7,649             --
                                                                   --------       --------
    Total current assets.......................................     289,476        294,162

PROPERTY AND EQUIPMENT-- AT COST:..............................     174,445        166,276
    Less accumulated depreciation and amortization.............     (60,045)       (55,613)
                                                                   --------       --------
                                                                    114,400        110,663

OTHER ASSETS...................................................      14,770         14,619
                                                                   --------       --------
TOTAL ASSETS...................................................    $418,646       $419,444
                                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Notes payable-- bank...........................................    $ 38,000       $     --
Accounts payable...............................................      65,854         65,553
Other current liabilities......................................      49,053         77,850
Deferred income taxes..........................................       8,986          8,986
Federal and state income taxes.................................          --            251
                                                                   --------       --------
    Total current liabilities..................................     161,893        152,640
                                                                   --------       --------
LONG-TERM DEBT.................................................     220,000        220,000

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES...............      44,648         43,578

STOCKHOLDERS' EQUITY (DEFICIT).................................      (7,895)         3,226
                                                                   --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)...........    $418,646       $419,444
                                                                   ========       ========

See notes to unaudited consolidated financial statements.

                    J. CREW OPERATING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Thirteen weeks ended
                                                                   May 2, 1998   May 1, 1997
                                                                   -----------   -----------
                                                                          (unaudited)
                                                                        (in thousands)
Net sales......................................................    $163,430       $162,227
Other revenues.................................................       2,356          3,000
                                                                   --------       --------
    Revenues...................................................     165,786        165,227

Cost of goods sold including buying and occupancy costs........      96,818         92,011
                                                                   --------       --------
    Gross profit...............................................      68,968         73,216

Selling, general and administrative expenses...................      80,968         80,876
                                                                   --------       --------
    Loss from operations.......................................     (12,000)        (7,660)

Interest expense-- net.........................................       6,821          2,618
                                                                   --------       --------
    Loss before income taxes...................................     (18,821)       (10,278)

Income tax benefit.............................................       7,700          4,200
                                                                   --------       --------
    Net loss...................................................    $(11,121)      $ (6,078)
                                                                   ========       ========

See notes to unaudited consolidated financial statements.

                    J. CREW OPERATING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Thirteen weeks ended
                                                                   May 2, 1998   May 1, 1997
                                                                   -----------   ----------
                                                                          (unaudited)
                                                                        (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss..................................................     $(11,121)      $ (6,078)
    Adjustments to reconcile net loss to net cash used
        in operating activities:

        Depreciation and amortization.........................        3,511          2,769
        Amortization of deferred financing costs..............          480             99
        Provision for losses on accounts receivable...........        1,651          1,408
    Changes in assets and liabilities providing/(using) cash:

        Accounts receivable...................................          133          6,643
        Merchandise inventories...............................          393        (18,876)
        Prepaid expenses and other current assets.............       11,286          4,870
        Income taxes receivable...............................       (7,900)       (10,590)
        Other assets..........................................         (819)          (954)
        Accounts payable......................................          301         (6,939)
        Other liabilities.....................................      (28,541)       (21,647)
                                                                   --------       --------
    Net cash used in operating activities.....................      (30,626)       (49,295)
                                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures......................................       (8,169)        (9,469)
    Proceeds from construction allowances.....................        1,923          2,735
                                                                   --------       --------
    Net cash used in investing activities.....................       (6,246)        (6,734)
                                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase in notes payable, bank...........................       38,000         59,500
    Repayment of long term debt...............................           --            (59)
                                                                   --------       --------
    Net cash provided by financing activities.................       38,000         59,441
                                                                   ========       ========
INCREASE IN CASH AND CASH EQUIVALENTS.........................        1,128          3,412

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................       12,166          7,132
                                                                   --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................     $ 13,294       $ 10,544
                                                                   ========       ========

See notes to unaudited consolidated financial statements.

                   J. CREW OPERATING CORP. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               THIRTEEN WEEKS ENDED MAY 1, 1997 AND MAY 2, 1998

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Operating Corp. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of May 2, 1998 and the consolidated statements of operations and cash flows for the thirteen week periods ended May 1, 1997 and May 2, 1998 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 31, 1998.

The results of operations for the thirteen week period ended May 2, 1998 are not necessarily indicative of the operating results for the full fiscal year.

Effective January 31, 1998, the Company changed its fiscal year-end from the Friday closest to January 31 to the Saturday closest to January 31. The Company also changed its quarterly reporting periods to four thirteen week reporting periods from 12-16-12-12 week reporting periods. Prior year amounts have been restated to conform to a thirteen week period.

2.  SUBSEQUENT EVENT

The Company has retained an investment banking firm to find a buyer for its Clifford & Wills mail-order and factory outlet divisions. The decision to sell Clifford & Wills reflects the Company's strategy to focus on building the J. Crew brand. Net sales of the Clifford & Wills divisions were $14.4 million in the thirteen weeks ended May 2, 1998.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues for the three months ended May 2, 1998 increased to $165.8 million from $165.2 million in the three months ended May 1, 1997. This increase resulted primarily from an increase in J. Crew Retail net sales of $12.3 million from $37.7 million in the first quarter of 1997 to $50.0 million in the first quarter of 1998, offset by a decrease in J. Crew Mail Order net sales of $10.8 million from $49.4 million in the first quarter of 1997, to $38.6 million in the first quarter of 1998. Other revenues decreased by $0.7 million due to a decrease in service charge income as a result of the sale of accounts receivable.

The increase in J. Crew Retail revenues was due primarily to the sales in the first quarter of 1998 from the 12 stores opened in fiscal 1997. Comparable store sales in the first quarter of 1998 increased by 6.1%. The number of stores opened at May 2, 1998 increased to 55 from 51 at January 31, 1998.

The decrease in J. Crew Mail Order revenues resulted from a 16% decrease in pages circulated from 1.65 billion in the first quarter of 1997 to 1.39 billion in the first quarter of 1998. The decrease in pages circulated resulted from the elimination of a sale book and a change in circulation strategy to increase the customer segmentation of catalog mailings. This reduction in pages circulated is expected to result in a decrease in paper and postage expense and an increase in productivity or sales per page circulated.

The gross margin for the three months ended May 2, 1998 was $69.0 million or 41.6% of revenues compared to $73.2 million or 44.3% of revenues for the three months ended May 1, 1997. The decrease in gross margin as a percentage of revenues was due to a lower initial markup on spring merchandise in J. Crew Retail and J. Crew Mail Order and increased markdowns to dispose of inventory overstocks.

Selling, general and administrative expenses increased to $81.0 million for the three months ended May 2, 1998 from $80.9 million for the three months ended May 1, 1997. As a percentage of revenues, selling, general and administrative expenses were 48.9% of revenues in the first quarter of 1998 and 48.9% in the first quarter of 1997.

Selling expenses decreased from $27.6 million or 16.7% of revenues in the first quarter of 1997 to $26.7 million or 16.1% of revenues in the first quarter of 1998. The decrease in the number of pages circulated in J. Crew Mail Order resulted in a decrease of $2.3 million. This decrease was offset by increases of $0.8 million at Clifford & Wills and $0.6 million at Popular Club Plan.

General and administrative expenses increased from $53.3 million or 32.2% of revenues in the first quarter of 1997 to $54.3 million or 32.8% of revenues in the first quarter of 1998. This increase of $1.0 million was attributed primarily to an increase in store related expenses at J. Crew Retail, which offset a decrease at J. Crew Mail Order attributable to the implementation of a cost reduction program.

The increase in interest expense from $2.6 million in the first quarter of 1997 to $6.8 million in the first quarter of 1998 resulted from the additional debt outstanding in the first quarter of 1998 as a result of the recapitalization transaction consummated in October 1997. Average borrowings under revolving credit arrangements were $22.1 million in the first quarter of 1998 compared to $40.3 million in the first quarter of 1997.

The increase in the loss before income taxes from $10.3 million in the first quarter of 1997 to $18.8 million in the first quarter of 1998 resulted primarily from the decrease in gross margin of $4.2 million and the increase in interest expense of $4.2 million.

Liquidity and Capital Resources
-------------------------------

Cash flow used in operations improved from a use of $49.3 million in the first quarter of 1997 to a use of $30.6 million in the first quarter of 1998 due to a reduction in inventories of approximately $14.0 million from May 1, 1997 to May 2, 1998. Inventories at May 2, 1998 were $202.4 million compared to $216.5 million at May 1, 1997.

As a result of the increase in cash flow from operations, borrowings under the revolving credit line decreased to $38.0 million at May 2, 1998 from $59.5 million at May 1, 1997.

The Company has retained an investment banking firm to find a buyer for its Clifford & Wills mail-order and factory outlet divisions. The decision to sell Clifford & Wills reflects the Company's strategy to focus on building the J. Crew brand. Net sales of the Clifford & Wills divisions were $14.4 million in the thirteen weeks ended May 2, 1998.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings presently pending to which J. Crew Operating Corp. is a party or of which any of its property is the subject.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Not applicable.

(b) There were no reports filed on Form 8-K during the thirteen week period ended May 2, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            J. CREW OPERATING CORP.
                                                   (Registrant)


Date:  June 15, 1998                        By:  /s/  Howard Socol
                                                 -----------------
                                                   Howard Socol
                                                   Chief Executive Officer


Date: June 15, 1998                         By:  /s/  Scott Rosen
                                                 ----------------
                                                   Scott Rosen
                                                   Chief Financial Officer