Form 10-Q/A
period 1998-05-02
CREW J OPERATING CORP
filed 1998-09-14
CIK 1051425

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------
                                  FORM 10-Q/A

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

(a)  Exhibit 27.  Financial Data Schedule

(b) There were no reports filed on Form 8-K during the thirteen week period ended May 2, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            J. CREW OPERATING CORP.
                                                   (Registrant)


Date:  September 9, 1998                    By:  /s/  Howard Socol
                                                 -----------------
                                                   Howard Socol
                                                   Chief Executive Officer


Date:  September 9, 1998                    By:  /s/  Scott Rosen
                                                 ----------------
                                                   Scott Rosen
                                                   Chief Financial Officer