Form 10-Q
period 1998-08-01
CREW J OPERATING CORP
filed 1998-09-15
CIK 1051425

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1998


       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                Commission file number: 333-42423

                          -------------

                     J. CREW OPERATING CORP.
-----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


          DELAWARE                                 22-3540930
-----------------------------                 -------------------
 (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)


770 Broadway, New York, New York                      10003
-----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 209-2500
                                                   --------------


-----------------------------------------------------------------
      (Former name, former address, and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.  X   YES        NO
                     -----      -----

Shares of common stock, par value $.01 per share, outstanding at August 1, 1998: 100.

The Registrant meets the conditions set forth in General
Instruction H (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         TABLE OF CONTENTS


                  PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of August 1, 1998
           (unaudited) and January 31, 1998

           Consolidated Statements of Operations (unaudited) for the twenty-six weeks and thirteen weeks ended August 1, 1998 and August 2, 1997

           Consolidated Statements of Cash Flows (unaudited) for the twenty-six weeks ended August 1, 1998 and August 2, 1997

           Notes to Unaudited Consolidated Financial Statements

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

SIGNATURES

                  PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             J. CREW OPERATING CORP. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


                                              August 1,
                                                1998      January 31,
                                             (unaudited)     1998
                                              ---------    ---------
ASSETS:                                             (in thousands)

CURRENT ASSETS:
Cash and cash equivalents .................   $  12,109    $  12,186
Accounts receivable (net of allowance for
   doubtful accounts of $5,414 and $5,438)       16,584       16,834
Merchandise inventories ...................     234,630      202,763
Prepaid expenses and other current assets .      51,597       62,399
Federal and state income taxes ............      13,909         --
                                              ---------    ---------
      Total current assets ................     328,829      294,162
                                              ---------    ---------

PROPERTY AND EQUIPMENT - AT COST: .........     181,980      166,276
      Less accumulated depreciation
        and amortization ..................     (64,842)     (55,613)
                                              ---------    ---------
                                                117,138      110,663
                                              ---------    ---------

OTHER ASSETS ..............................      17,388       14,619
                                              ---------    ---------

TOTAL ASSETS ..............................   $ 463,355    $ 419,444
                                              =========    =========
LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:

      Notes payable - bank ................   $  56,000    $    --
      Accounts payable ....................      95,060       65,553
      Other current liabilities ...........      57,405       77,850
      Deferred income taxes ...............       8,986        8,986
      Federal and state income taxes ......          --          251
                                              ---------    ---------

      Total current liabilities ...........     217,451      152,640
                                              ---------    ---------

LONG-TERM DEBT ............................     220,000      220,000

DEFERRED CREDITS AND OTHER LONG TERM
  LIABILITIES .............................      43,591       43,578

STOCKHOLDER'S DEFICIT .....................     (17,687)       3,226
                                              ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT   $ 463,355    $ 419,444
                                              =========    =========


     See notes to unaudited consolidated financial statements.

             J. CREW OPERATING CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                      Twenty-six weeks ended

                                      August 1,    August 2,
                                         1998         1997
                                      ---------    ---------
                                            (unaudited)
                                          (in thousands)

Net sales .........................   $ 337,656    $ 321,745
Other revenues ....................       4,327        5,460
                                      ---------    ---------

      Revenues ....................     341,983      327,205

Cost of goods sold including buying
  and occupancy costs .............     197,950      183,804
                                      ---------    ---------

      Gross profit ................     144,033      143,401

Selling, general and administrative
  expenses ........................     164,526      157,911
                                      ---------    ---------

      Loss from operations ........     (20,493)     (14,510)

Interest expense - net ............     (14,360)      (6,628)
                                      ---------    ---------
      Loss before income taxes ....     (34,853)     (21,138)

Income tax benefit ................      13,940        8,450
                                      ---------    ---------
      Net loss ....................   $ (20,913)   $ (12,688)
                                      =========    =========


     See notes to unaudited consolidated financial statements.

             J. CREW OPERATING CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Thirteen weeks ended
                                 August 1,    August 2,
                                    1998         1997
                                 ---------    ---------
                                      (unaudited)
                                     (in thousands)

Net sales ....................   $ 174,226    $ 159,518

Other revenues ...............       1,971        2,460
                                 ---------    ---------

      Revenues ...............     176,197      161,978

Cost of goods sold including
  buying and occupancy costs .     101,132       91,793
                                 ---------    ---------

      Gross profit ...........      75,065       70,185

Selling, general and
    administrative expenses ..      83,558       77,035
                                 ---------    ---------

      Loss from operations ...      (8,493)      (6,850)

Interest expense - net .......      (7,539)      (4,010)
                                 ---------    ---------

      Loss before income taxes     (16,032)     (10,860)

Income tax benefit ...........       6,240        4,250
                                 ---------    ---------

      Net loss ...............   $  (9,792)   $  (6,610)
                                 =========    =========


     See notes to unaudited consolidated financial statements.

             J. CREW OPERATING CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Twenty-six weeks ended
                                                   August 1,    August 2,
                                                     1998         1997
                                                   --------    --------
                                                        (unaudited)
                                                       (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...................................   $(20,913)   $(12,688)
    Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization ............      7,204       6,318
      Amortization of deferred
       financing costs .........................      1,104         640
      Provision for losses on
       accounts receivable .....................      3,084       2,861
    Changes in assets and liabilities
    providing/(using) cash:
      Accounts receivable ......................     (2,834)     13,698
      Merchandise inventories ..................    (31,867)    (25,212)
      Prepaid expenses and other
       current assets ..........................     10,802       1,748
      Income taxes .............................    (14,160)    (18,618)
      Other assets .............................     (4,094)     (2,019)
      Accounts payable .........................     29,507     (12,314)
      Other liabilities ........................    (20,209)    (19,718)
                                                   --------    --------

   Net cash used in operating activities .......    (42,376)    (65,304)
                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures .......................    (15,704)    (26,384)
    Proceeds from construction allowances ......      2,023       7,126
                                                   --------    --------

    Net cash used in investing activities ......    (13,681)    (19,258)
                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in notes payable, bank ............     56,000      89,500
    Repayment of long term debt ................       --          (118)
                                                   --------    --------
    Net cash provided by financing activities ..     56,000      89,382
                                                   --------    --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (57)      4,820

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .     12,166       7,132
                                                   --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......   $ 12,109    $ 11,952
                                                   ========    ========


     See notes to unaudited consolidated financial statements.

             J. CREW OPERATING CORP. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 AND AUGUST 1, 1998


1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Operating Corp. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of August 1, 1998 and the consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended August 2, 1997 and August 1, 1998 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows, have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 31, 1998.

The results of operations for the thirteen and twenty-six week periods ended August 1, 1998 are not necessarily indicative of the operating results for the full fiscal year.

Effective January 31, 1998, the Company changed its fiscal year-end from the Friday closest to January 31 to the Saturday closest to January 31. The Company also changed its quarterly reporting periods to four thirteen week reporting periods from l2-16-12-12 week reporting periods. Prior year amounts have been restated to conform to a thirteen week period.

2.    OTHER INFORMATION

In May 1998, the Company retained an investment banking firm to find a buyer for its Clifford & Wills mail order and factory outlet divisions. In September 1998, the Company retained an investment banking firm to find a buyer for its Popular Club Plan division. The decision to sell Clifford & Wills and Popular Club Plan reflects the Company's strategy to focus on building the J. Crew brand. Revenues of the Clifford & Wills and Popular Club Plan divisions were $32.6 million and $75.2 million, respectively, for the twenty-six weeks ended August 1, 1998.

Certain statements in this Report on Form 10Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performances or achievements expressed or implied by such forward-looking statements. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Six months ended August 1, 1998 versus six months ended August 2, 1997

Revenues for the six months ended August 1, 1998 increased to $342.0 million from $327.2 million in the six months ended August 2, 1997, an increase of 4.5%. This increase resulted primarily from an increase in J. Crew Retail net sales of $26.8 million from $81.2 million in the first six months of 1997 to $108.0 million in the first six months of 1993, offset by a decrease in
J. Crew Mail Order net sales of $7.7 million from $90.9 million in the first six months of 1997, to $83.2 million in the first six months of 1998. Other revenues decreased by $1.1 million due to a decrease in service charge income as a result of the sales of accounts receivable.

The increase in J. Crew Retail revenues was due primarily to the sales in the first six months of 1998 from the 12 stores opened in fiscal 1997. Comparable store sales in the first six months of 1998 increased by 7.8%. The number of stores opened at August 1, 1998 increased to 58 from 51 at January 31, 1998.

The decrease in J. Crew Mail Order revenues resulted from the elimination of a sale book in the first quarter of 1998 and a 17.6% decrease in pages circulated from 3.4 billion in the first six months of 1997 to 2.8 billion in the first six months of 1998. The decrease in pages circulated resulted from a change in circulation strategy to increase the customer segmentation of catalog mailings. This reduction in pages circulated resulted in a decrease in paper and postage expense and an increase in productivity or sales per page circulated.

The gross margin for the six months ended August 1, 1998 was $144.0 million or 42.1% of revenues compared to $143.4 million or 43.8% of revenues for the six months ended August 2, 1997. The decrease in gross margin as percentage of revenues was due to a lower initial markup on spring merchandise in J. Crew Retail and
J. Crew Mail Order and increased markdowns to dispose of inventory overstocks.

Selling, general and administrative expenses increased to $164.5 million for the six months ended August 1, 1998 from $157.9 million for the six months ended August 2, 1997. As a percentage of revenues, selling, general and administrative expenses were 48.1% of revenues in the first six months of 1998 and 48.2% in the first six months of 1997.

Selling expenses increased from $53.1 million or 16.2% of revenues in the first six months of 1997 to $54.7 million or 16.0% of revenues in the first six months of 1998. The decrease in the number of pages circulated in J. Crew Mail Order resulted in a decrease of $0.7 million. This decrease was offset by increases of $1.4 million at Clifford & Wills and $0.9 million at Popular Club Plan.

General and administrative expenses increased from $104.8 million or 32.0% of revenues in the first six months of 1997 to $109.8 million or 32.1% of revenues in the first six months of 1998. This increase of $5.0 million was attributed primarily to an increase in store-related expenses at J. Crew Retail, which offset a decrease at J. Crew Mail Order attributable to the implementation of a cost reduction program.

The increase in interest expense from $6.6 million in the first six months of 1991 to $14.4 million in the first six months of 1998 resulted from the additional debt outstanding in the first six months of 1998 as a result of the recapitalization transaction consummated in October 1997. Average borrowings under revolving credit arrangements were $34.0 million in the first six months of 1998 compared to $58.0 million in the first six months of 1997.

The increase in the loss before income taxes from $21.1 million in the first six months of 1997 to $34.9 million in the first six months of 1998 resulted primarily from the increase in interest expense of $7.7 million and an increase in general and administrative expenses of $5.0 million.

Results of Operations - Three months ended August 1, 1998 versus three months ended August 2, 1997

Revenues for the three months ended August 1, 1998 increased to $176.2 million from $162.0 million in the three months ended August 2, 1997, an increase of 8.8%. This increase resulted primarily from an increase in J. Crew Retail net sales of $14.5 million from $43.5 million in the second quarter of 1997 to $58.0 million in the second quarter of 1998, and an increase in J. Crew Mail Order net sales of $3.1 million from $41.5 million in the second quarter of 1997, to $44.6 million in the second quarter of 1998. Other revenues decreased by $0.6 million principally as a result of a decrease in service charge income as a result of the sales of accounts receivable.

The increase in J. Crew Retail revenues was due primarily to the sales in the second quarter of 1998 from the 12 stores opened in fiscal 1997. Comparable store sales in the second quarter of 1998 increased by 9.2%. The number of stores opened at August 1, 1998 increased to 58 from 51 at January 31, 1998.

The increase in J. Crew Mail Order revenues resulted primarily from a decrease in sales returns and promotional discounts in the second quarter of 1998 compared to the second quarter of 1997. Pages circulated in the second quarter of 1998 were 1.4 billion compared to 1.7 billion in the second quarter of 1997.

The gross margin for the three months ended August 1, 1998 was $75.1 million or 42.6% of revenues compared to $70.2 million or 43.3% of revenues for the three months ended August 2, 1997. The decrease in gross margin as a percentage of revenues was due to a lower initial markup on spring merchandise in J. Crew Retail and
J. Crew Mail Order and increased markdowns to dispose of inventory overstocks.

Selling, general and administrative expenses increased to $83.6 million for the three months ended August 1, 1998 from $77.0 million for the three months ended August 2, 1997. As a percentage of revenues, selling, general and administrative expenses were 47.4% of revenues in the second quarter of 1998 and 47.5% in the second quarter of 1997.

Selling expenses increased from $25.5 million or 15.7% of revenues in the second quarter of 1997 to $28.0 million or 15.9% of revenues in the second quarter of 1998. This increase was due primarily to an increase of $1.5 million at J. Crew Mail Order, which resulted from an increase in paper prices in the second quarter of 1998 compared to the second quarter of 1997 and a reduction in the second quarter of 1997 from the renegotiation of a catalog vendor contract that was retroactive to the beginning of the fiscal year.

General and administrative expenses increased from $51.5 million or 31.8% of revenues in the second quarter of 1997 to $55.6 million or 31.6% of revenues in the second quarter of 1998. This increase of $4.1 million was attributed primarily to an increase in store-related expenses at J. Crew Retail.

The increase in interest expense from $4.0 million in the second quarter of 1997 to $7.5 million in the second quarter of 1998 resulted from the additional debt outstanding in the second quarter of 1998 as a result of the recapitalization transaction consummated in October 1997. Average borrowings under revolving credit arrangements were $46.0 million in the second quarter of 1998 compared to $76.0 million in the second quarter of 1997.

The increase in the loss before income taxes from $10.9 million in the second quarter of 1997 to $16.0 million in the second quarter of 1998 resulted primarily from the increase in interest expense of $3.5 million. The increase in selling, general and administrative expenses of $6.5 million was partially offset by an increase in gross margin of $4.9 million resulting from the increase in net sales.

Liquidity and Capital Resources

Cash flow used in operations improved from a use of $65.3 million in the first six months of 1997 to a use of $42.4 million in the first six months of 1998. This decrease was primarily due to the change in accounts payable from a use of funds of $12.3 million in the six months ended August 2, 1997 to a source of funds of $29.5 million in the six months ended August 1, 1998, resulting from a higher accounts payable balance at January 31, 1997 than at January 31, 1998 and a decrease in funds provided from the collection of accounts receivable of $16.5 million due to the sale of accounts receivable.

As a result of the increase in cash flow from operations, borrowings under the revolving credit line decreased to $56.0 million at August 1, 1998 from $89.5 million at August 2, 1997.

Inventories at August 1, 1998 were $234.6 million compared to $222.9 million at August 2, 1997. This increase is attributable to the increase in the number of retail stores in operation at August 1, 1998 compared to August 2, 1997.

Capital expenditures for the six months ended August 1, 1998 were incurred primarily to fund the opening of seven new retail stores.

The Company has retained two investment banking firms to find a buyer for its Clifford & Wills mail-order and factory outlet divisions and its Popular Club Plan division. The decision to sell Clifford & Wills and Popular Club Plan reflects the Company's strategy to focus on building the J. Crew brand. Revenues of the Clifford & Wills and Popular Club Plan divisions were $32.6 million and $75.2 million, respectively, in the twenty-six weeks ended August 1, 1998.

The Year 2000 Issue

The effect of Year 2000 issues on the Company's operations are being addressed by the Company's Information Technology Department. A plan has been developed which identifies the systems and related programs which must be upgraded and a timetable has been established for the completion of these upgrades. This plan contemplates the use of internal programming resources, outside consulting services, system upgrades from existing vendors and the replacement of existing packages with packages that are Year 2000 compliant. The designed plan estimates that the Company will be in compliance with Year 2000 issues by the Fall of 1999. The estimated cost of the Year 2000 upgrade is not expected to be material to the Company.

The Company does not expect Year 2000 issues to materially effect its business. However, there can be no assurance that this will be the case. The ability of third parties with which the Company transacts business to adequately address Year 2000 issues is outside the control of the Company. There can be no assurance that the failure of the third parties to address Year 2000 issues will not have a material adverse effect on the Company's business.

                    PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Equal Employment Opportunity Commission ("EEOC") filed suit on August 6, 1998 in the U.S. District Court for the District of Connecticut against J. Crew Group, Inc. ("J. Crew Group"), of which the Company is a wholly-owned subsidiary, alleging that J. Crew Group, through its Popular Club Plan division, (the "Defendants") is engaged in hiring conduct which violates Title VII of the Civil Rights Act of 1964 and Title I of the Civil Rights Act of 1991. Specifically, the complaint alleges that Popular Club Plan discriminates against male applicants for customer service and assistant manager positions at its service centers in New England. The EEOC seeks unspecified monetary damages and an injunction enjoining the Defendants from engaging in discriminatory hiring practices based on gender. The Company is vigorously defending itself against these allegations.

Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

Other than the proceedings discussed above, there are no material legal proceedings presently pending to which J. Crew Operating
Corp. is a party or of which any of its property is the subject.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27.  Financial Data Schedule.

(b) There were no reports filed on Form 8-K during the quarter ended August 1, 1998.

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              J. Crew Operating Corp.
                              (Registrant)


Date: September 15, 1998      By: /s/ Howard Socol
                                 --------------------------
                                  Howard Socol
                                  Chief Executive Officer


Date: September 15, 1998      By: /s/ Scott Rosen
                                 --------------------------
                                  Scott Rosen
                                  Chief Financial Officer