Form 10-Q
period 1998-10-31
J CREW OPERATING CORP
filed 1998-12-15
CIK 1051425

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


         [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 1998

Commission file number  333-42423



                            J. CREW OPERATING CORP.
             (Exact name of registrant as specified in its charter)


               Delaware                                 22-3540930
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)                 Identification No.)


                    770 Broadway, New York, New York  10003
                    (Address of principal executive offices)
                                   (Zip code)

                                 (212) 209-2500
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No __
                                        ---
As of November 17, 1998, there were outstanding 100 shares of Common Stock, par value $.01 per share.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                    J.CREW OPERATING CORP AND SUBSIDIARIES
                    --------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                        October 31,          January 31,
                                                                                              1998                 1998
                                                                                              ----                 ----
                                                                                        (unaudited)
                                                                                                     (in thousands)

ASSETS
------

CURRENT ASSETS:
Cash and cash equivalents                                                               $22,069                 $ 12,166
Accounts receivable (net of allowance for doubtful
        accounts of $5,579 and $5,438)                                                   15,175                   16,834
Merchandise inventories                                                                 227,207                  202,763
Prepaid expenses and other current assets                                                62,403                   62,399
Federal and state income taxes                                                            8,519                      ---
                                                                                        -------                 --------

        Total current assets                                                            385,373                  294,162
                                                                                        -------                 --------

PROPERTY AND EQUIPMENT-AT COST:                                                         195,166                  166,276
        Less accumulated depreciation and amortization                                  (69,236)                 (55,613)
                                                                                        -------                 --------
                                                                                        125,930                  110,663

OTHER ASSETS                                                                             17,762                   14,619
                                                                                        -------                 --------

TOTAL ASSETS                                                                           $529,065                 $419,444
                                                                                        -------                 --------


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

Notes payable-bank                                                                      $101,000               $     ---
Accounts payable                                                                         112,984                  65,553
Other current liabilities                                                                 53,291                  77,850
Deferred income taxes                                                                      8,986                   8,986
Federal and state income taxes                                                               ---                     251
                                                                                        --------                --------
        Total current liabilities                                                       $276,261                 152,640
                                                                                        --------                --------

LONG-TERM DEBT                                                                           220,000                 220,000

DEFERRED CREDITS AND OTHER LONG TERM
LIABILITIES                                                                               44,991                  43,578

STOCKHOLDERS' DEFICIT                                                                    (12,187)                  3,226
                                                                                        --------                 -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $529,065                $419,444
                                                                                        -------                 --------

                See notes to consolidated financial statements

                    J.CREW OPERATING CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Thirty-nine weeks ended
                                                   October 31, 1998      November 1, 1997
                                                   ----------------      ----------------
                                                                (unaudited)
                                                               (in thousands)
Net sales                                              $554,249              $536,384
Other revenues                                            7,403                 8,567
                                                        -------               -------

        Revenues                                        561,652               544,951

Cost of goods sold including buying
and occupancy costs                                     319,652               302,135
                                                        -------               -------

        Gross profit                                    242,000               242,816

Selling, general and adminstrative expenses             245,101               244,566
                                                        -------               -------

        Loss from operations                             (3,101)               (1,750)

Interest expense - net                                   22,612                10,713

Expenses incurred in connection
with recapitalization                                       ---                19,851
                                                        -------               -------

        Loss before income taxes and
        extraordinary item                              (25,713)              (32,314)

Income tax benefit                                       10,300                 5,000
                                                        -------               -------

        Net loss before extraordinary item              (15,413)              (27,314)

Extraordinary item - loss on refinancing
of debt ($7,627 net of income tax benefit of $3,127)        ---                (4,500)
                                                        -------               -------
        Net loss                                       $(15,413)             $(31,814)
                                                        -------               -------


See notes to consolidated financial statements

                   J. CREW OPERATING CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Thirteen weeks ended

                                                            October 31, 1998           November 1, 1997
                                                            ----------------           ----------------
                                                                           (unaudited)
                                                                         (in thousands)
Net sales                                                      $216,600                   $214,639
Other revenues                                                    3,069                      3,107
                                                                  -----                      -----

               Revenues                                         219,669                    217,746

Cost of goods sold including
buying and occupancy costs                                      121,702                    118,331
                                                                -------                    -------
               Gross profit                                      97,967                     99,415

Selling, general and administrative expenses                     80,575                     86,653
                                                                 ------                     ------
               Income from operations                            17,392                     12,762

Interest expense - net                                            8,252                      4,085

Expenses incurred in connection
with recapitalization                                                --                     19,851
                                                                     --                     ------
               Income (loss) before income taxes
               and extraordinary item                             9,140                    (11,174)

Provision for income taxes                                        3,640                      3,450
                                                                  -----                      -----
               Net income (loss) before extraordinary item        5,500                    (14,624)

Extraordinary item - loss on refinancing of
debt ($7,627 net of income tax benefit of $3,127)                    --                     (4,500)
                                                                     --                     ------

               Net income (loss)                                 $5,500                   $(19,124)
                                                                 ------                   --------

                See notes to consolidated financial statements

                   J. CREW OPERATING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Thirty-nine weeks ended
                                                                      October 31, 1998   November 1, 1997
                                                                      ----------------   ----------------
                                                                                  (unaudited)
                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                          $(15,413)         $(31,814)
        Adjustments to reconcile net loss to net cash
        used in operating activities:
                Loss on early retirement of debt                                --             7,627
                Depreciation and amortization                               11,556            10,191
                Amortization of deferred financing costs                     1,681             2,259
                Provision for losses on account receivable                   5,627             4,946
        Changes in assets and liabilities providing/(using) cash:
                Accounts receivable                                         (3,968)           35,640
                Merchandise inventories                                    (74,444)          (62,849)
                Prepaid expenses and other current assets                       (4)          (11,149)
                Income taxes receivable                                     (8,770)          (14,238)
                Other assets                                                (6,019)             (464)
                Accounts payable                                            47,431            12,369
                Other liabilities                                          (22,932)          (10,573)
                                                                           -------

        Net cash used in operating activities                              (65,255)          (54,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                               (27,924)          (38,426)
        Proceeds from construction allowances                                4,014             8,745
                                                                           -------           -------
        Net cash used in investing activities                              (23,910)          (29,681)
                                                                           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in notes payable, bank                                    101,000            47,000
        Issuance of long-term debt                                              --           220,000
        Costs incurred in connection with
                the issuance of debt                                            --           (14,374)
        Repayment of long-term debt                                             --           (92,863)

        Dividend to parent company                                              --           (69,304)
                                                                           -------           -------
        Net cash provided by financing activities                          101,000            90,459
                                                                           -------           -------


INCREASE IN CASH AND CASH EQUIVALENTS                                        9,903             5,860

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              12,166             7,132
                                                                           -------           -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    22,069            12,992
                                                                           =======           =======

                See notes to consolidated financial statements

                   J. CREW OPERATING CORP. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 AND OCTOBER 31, 1998


1.      BASIS OF PRESENTATION
        ---------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of J.Crew Operating Corp. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of October 31, 1998 and the consolidated statements of operations and cash flows for the thirteen and thirty nine week periods ended November 1, 1997 and October 31, 1998 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows, have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 31, 1998.

The results of operations for the thirteen and thirty nine week periods ended October 31, 1998 are not necessarily indicative of the operating results for the full fiscal year.

Effective January 31, 1998, the Company changed its fiscal year-end from the Friday closest to January 31 to the Saturday closest to January 31. The Company also changed its quarterly reporting periods to four thirteen week reporting periods from 12-16-12-12 week reporting periods. Prior year amounts have been restated to conform to a thirteen week period.


2.      SUBSEQUENT EVENT
        ----------------

On November 24, 1998 the Company closed on the sale of its Popular Club Plan, Inc. ("PCP") subsidiary to Fingerhut, Inc. for proceeds of $42.0 million plus the assumption of $41.0 million under a securitization arrangement by a wholly-owned subsidiary of PCP. Under the terms of its credit agreement, the Company is required to use 80% of the proceeds (after related expenses) from the sale of assets to pay down the $70.0 million term loan.

The financial position and results of operations of PCP will be included in the consolidated financial statements of J. Crew Operating Corp. through November 1, 1998. Revenues were $49.2 million and $125.7 million for the three month and nine month periods ended October 31, 1998.


3.      OTHER
        -----

In May 1998 the Company announced that it had retained an investment banking firm to find a buyer for its Clifford & Wills mail order and factory outlet divisions. The decision to sell this business reflects the Company's strategy to focus on building the J.Crew brand. Revenues from Clifford & Wills were $20.3 million and $53.0 million for the three month and nine month periods ended October 31, 1998.

Forward Looking Statements

Certain statements in this Report on Form 10Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performances or achievements of the Company, or industry results to differ materially from historical results, any future results, performances or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, Year 2000 issues, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations - Nine months ended October 31, 1998 versus nine months ended November 1, 1997

Revenues for the nine months ended October 31, 1998 increased to $561.7 million from $545.0 million in the nine months ended November 1, 1997, an increase of 3.1%. This increase resulted primarily from an increase in J. Crew Retail net sales of $39.2 million from $136.0 million in the first nine months of 1997 to $175.2 million in the first nine months of 1998, offset by a decrease in J. Crew Mail Order net sales of $13.3 million from $150.7 million in the first nine months of 1997, to $137.4 million in the first nine months of 1998. Other revenues decreased by $1.2 million due to a decrease in service charge income as a result of the sales of accounts receivable.

The increase in J. Crew Retail revenues was due primarily to the sales in the first nine months of 1998 from the 12 stores opened in fiscal 1997. Comparable store sales in the first nine months of 1998 increased by 7.8%. The number of stores opened at October 31, 1998 increased to 63 from 51 at January 31, 1998.

The decrease in J. Crew Mail Order revenues resulted from the elimination of a sale book in the first and third quarters of 1998 and a decrease in pages circulated from 5.5 billion in the first nine months of 1997 to 4.6 billion in the first nine months of 1998. The decrease in pages circulated resulted from a change in circulation strategy to increase the customer segmentation of catalog mailings. This reduction in pages circulated resulted in a decrease in paper and postage expense and an increase in productivity or sales per page circulated.

The gross margin for the nine months ended October 31, 1998 was $242.0 million or 43.1% of revenues compared to $242.8 million or 44.6% of revenues for the nine months ended November 1, 1997. The decrease in gross margin was due to a lower initial markup on spring merchandise in J. Crew Retail and J. Crew Mail Order and increased markdowns to dispose of inventory overstocks.

Selling, general and administrative expenses increased to $245.1 million for the nine months ended October 31, 1998 from $244.6 million for the nine months ended November 1, 1997. As a percentage of revenues, selling, general and administrative expenses were 43.6% of revenues in the first nine months of 1998 and 44.9% in the first nine months of 1997.

Selling expenses decreased from $79.0 million or 14.5% of revenues in the first nine months of 1997 to $77.7 million or 13.8% of revenues in the first nine months of 1998. Selling expenses in J. Crew Mail Order decreased by $3.5 million primarily as a result of the decrease in the number of pages circulated in 1998. This decrease was partially offset by an increase of $2.0 million at Clifford & Wills, resulting from an increase in circulation in 1998.

General and administrative expenses increased from $165.6 million or 30.4% of revenues in the first nine months of 1997 to $167.4 million or 29.8% of revenues in the first nine months of 1998. The dollar increase was attributed primarily to an increase in store-related expenses at J. Crew Retail resulting from the 12 stores opened in 1998 which offset a decrease attributable to the implementation of cost reduction programs.

The increase in interest expense from $10.7 million in the first nine months of 1997 to $22.6 million in the first nine months of 1998 resulted from the additional debt outstanding in the first nine months of 1998 as a result of the recapitalization transaction consummated in October 1997. Average borrowings under revolving credit arrangements were $49.3 million in the first nine months of 1998 compared to $67.3 million in the first nine months of 1997.

The loss before income taxes and extraordinary item decreased from $32.3 million in the first nine months of 1997 to $25.7 million in the first nine months of 1998. The loss in the 1997 period included $19.9 million of expenses incurred in connection with the recapitalization of the Company in October 1997. Excluding the non-recurring loss in 1997, the loss before income taxes and extraordinary item in the nine month period ended October 31, 1998 exceeded the same period in 1997 primarily due to a $11.9 million increase in interest expense.

The disproportionate tax rate in the nine month period ended November 1, 1997 resulted from the non-deductibility of certain expenses incurred in connection with the recapitalization.

Results of Operations   -   Three months ended October 31, 1998 versus three
months ended November 1, 1997

Revenues for the three months ended October 31, 1998 increased to $219.7 million from $217.7 million in the three months ended November 1, 1997, an increase of
 .9%. This increase resulted primarily from an increase in J. Crew Retail net sales of $12.3 million from $54.8 million in the third quarter of 1997 to $67.1 million in the third quarter of 1998, offset by a decrease in J. Crew Mail Order net sales of $5.7 million from $59.8 million in the third quarter of 1997 to $54.1 million in the third quarter of 1998. Revenues in the third quarter of 1998 were also adversely impacted by a decrease in net sales in the Popular Club Plan division of $6.6 million compared to the third quarter of 1997.

The increase in J. Crew Retail revenues was due primarily to the sales in the third quarter of 1998 from the 12 stores opened in fiscal 1998. Comparable store sales in the third quarter of 1998 increased by 7.7%.

The decrease in J. Crew Mail Order revenues resulted primarily from the elimination of a sale book and a decrease in pages circulated in the third quarter of 1998 compared to the third quarter of 1997. Pages circulated in the third quarter of 1998 were 1.7 billion compared to 2.1 billion in the third quarter of 1997.

The gross margin for the three months ended October 31, 1998 was $98.0 million or 44.6% of revenues compared to $99.4 million or 45.7% of revenues for the three months ended November 1, 1997. The decrease in gross margin was due to increased markdowns to dispose of inventory overstocks.

Selling, general and administrative expenses decreased to $80.6 million for the three months ended October 31, 1998 from $86.7 million for the three months ended November 1, 1997. As a percentage of revenues, selling, general and administrative expenses were 36.7% of revenues in the third quarter of 1998 and 39.8% in the third quarter of 1997.

Selling expenses decreased from $25.9 million or 11.9% of revenues in the third quarter of 1997 to $23.0 million or 10.5% of revenues in the third quarter of 1998. This decrease was due primarily to an decrease of $2.7 million at J. Crew Mail Order, which resulted from a decrease in pages circulated in the third quarter of 1998 compared to the third quarter of 1997.

General and administrative expenses decreased from $60.8 million or 27.9% of revenues in the third quarter of 1997 to $57.6 million or 26.2% of revenues in the third quarter of 1998. This decrease of $3.2 million was attributed primarily to the effect of cost reductions programs offset by an increase in store-related expenses from the 12 additional retail stores opened in 1998.

The increase in interest expense from $4.1 million in the third quarter of 1997 to $8.3 million in the third quarter of 1998 resulted from the additional debt outstanding in the third quarter of 1998 as a result of the recapitalization transaction consummated in October 1997. Average borrowings under revolving credit arrangements were $80.1 million in the third quarter of 1998 compared to $86.0 million in the third quarter of 1997.

The increase in income before income taxes from a loss of $11.2 million in the third quarter of 1997 to income of $9.1 million in the third quarter of 1998 was due to the incurrence of $19.9 million of expenses in connection with the recapitalization of the Company in October 1997.

The disproportionate tax rate in the three month period ended November 1, 1997 resulted from the non-deductibility of certain expenses incurred in connection with the recapitalization.

Liquidity and Capital Resources

The Company's primary cash needs are for opening new stores, information technology, and working capital. The Company's sources of liquidity are cash flow from operations and borrowings under a $200.0 million revolving credit facility. Cash flow used in operations increased from a use of $54.9 million in the first nine months of 1997 to a use of $65.3 million in the first nine months of 1998. This increase was primarily due to the sale of $40.0 million of accounts receivable in October 1997 which was used in part to fund working capital requirements.

Borrowings under the revolving credit line increased to $101.0 million at October 31, 1998 from $47.0 million at November 1, 1997. Borrowings at November 1, 1997 were reduced as a result of the funds received from the sale of accounts receivable in October 1997.

Capital expenditures for the nine months ended October 31, 1998 were incurred primarily to fund the opening of 12 new retail stores.

Inventories at October 31, 1998 were $277.3 million compared to $260.5 million at November 1, 1997. This increase is attributable primarily to the increase in the number of retail stores in operation at the end of the third quarter of 1998 compared to the third quarter of 1997.

On November 24, 1998 the Company closed on the sale of its Popular Club Plan, Inc. ("PCP") subsidiary to Fingerhut Companies, Inc. for proceeds of $42.0 million plus the assumption of $41.0 million under a securitization arrangement by a wholly-owned subsidiary of PCP. Under the terms of its credit agreement, the Company is required to use 80% of the proceeds (after related expenses) from the sale of assets to pay down the $70.0 million term loan.

Management believes that cash flow from operations and availability under its revolving credit facility will provide adequate funds for the Company's working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and make planned capital expenditures, scheduled debt payments, refinance indebtedness and remain in compliance with the financial covenants under its debt agreements depends on its future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Seasonality

The Company's retail and mail order businesses experience two distinct selling seasons, spring and fall. The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters. Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season. Approximately 35% of annual net sales in fiscal 1997 occurred in the fourth quarter. The Company's working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

The Year 2000 Issue

The Year 2000 issue affecting most companies, including the Company, is caused by the inability of internal and external computer systems to recognize and process more than two digit entries in the date code field. Beginning with dates later than December 31, 1999, these date code fields will need to accept four digit entries to identify 21st century dates from 20th century dates.

The Company has adopted a Year 2000 plan consisting of the following four phases: identifying and prioritizing the components of the Company's internal systems, equipment and related programs that are impacted by the Year 2000 problem; remediation or replacement of non-compliant systems; testing to determine the success of remediation efforts; and development of contingency plans. The Company is also attempting to contact key vendors and third parties on whom it relies to obtain assurances that their systems will be Year 2000 compliant. The Company has substantially completed the first phase, expects to complete the second phase by the end of the third quarter of fiscal year 1999 and anticipates that the third phase would continue through December 1999. The Company plans to prepare any necessary contingency plans by Fall of 1999.

The Company is using internal programming resources, outside consulting services, system upgrades from existing vendors and replacement of existing packages with packages that are Year 2000 compliant. Certain of the key systems are being replaced to modernize existing systems, not just for Year 2000 compliance. Total expenditures relating to implementing the plan are currently estimated to be $11.0 million for fiscal years 1997 through 2000, a substantial portion of which will be capitalized expenditures relating to acquisition and implementation of new package systems. This cost estimate does not include time and costs that may be incurred by the Company as a result of failure of any third parties to become Year 2000 ready or costs to implement contingency plans. As of October 31, 1998, the Company has incurred costs of approximately $3.0 million relating to the Company's Year 2000 initiatives.

The Company believes that its Year 2000 compliance program is designed to identify and address Year 2000 issues that are subject to the Company's control. However, there can be no assurance that the Company's efforts will be fully effective and there are significant risks that are beyond the Company's control, including, without limitation, failure of (a) vendors to produce merchandise or perform services required by the Company, (b) utilities to deliver electricity,
(c) shippers (including the U.S. Postal Service) to deliver merchandise, and (d) landlords to have the malls or buildings in which the Company has stores be Year 2000 compliant.

                          PART II  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              3. Amendment to Bylaws, effective October 8, 1998.

             27. Financial Data Schedule.

         (b)  Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                J. CREW OPERATING CORP.
                                (Registrant)


Date:  December 11, 1998        By:  /s/  Howard Socol
                                   ---------------------------------
                                          Howard Socol
                                          Chief Executive Officer



Date:  December 11, 1998        By:  /s/  Scott Rosen
                                   ---------------------------------
                                          Scott Rosen
                                          Chief Financial Officer