Form 10-K405
period 1999-01-30
J CREW OPERATING CORP
filed 1999-05-03
CIK 1051425

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   __________

                                   FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended January 30, 1999



                    Commission File Number     333-424273
                                             ---------------

                            J. CREW OPERATING CORP.
             (Exact name of registrant as specified in its charter)


       Delaware                                         22-3540930
-----------------------------                ---------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
 of or organization)



            770 Broadway, New York, New York                      10003
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

Yes   X     No
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

The common stock of the registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

As of April 1, 1999, there were 100 shares of Common Stock, par value $.01 per share, outstanding.

Documents incorporated by reference:  None

The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Certain statements in this Annual Report on Form 10K under the captions "Business", "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Financial Statements and Supplementary Data" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performances or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, Year 2000 issues, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

References herein to fiscal years are to the fiscal years of J.Crew Operating Corp. which end on the Friday closest to January 31 in the following calendar year for fiscal years 1994, 1995 and 1996 and on the Saturday closest to January 31 in the following calendar year for fiscal years 1997 and 1998. Accordingly, fiscal years 1994, 1995, 1996, 1997 and 1998 ended on February 3, 1995, February 2, 1996, January 31, 1997, January 31, 1998 and January 30, 1999. All fiscal years for which financial information is included had 52 weeks, except fiscal 1994 which had 53 weeks.

In connection with the recapitalization (the "Recapitalization") of J. Crew Group, Inc., a New York corporation ("Holdings"). Holdings organized J. Crew Operating Corp., a Delaware corporation ("Operating Corp."), and immediately prior to the consummation of the Recapitalization, Holdings transferred substantially all of its assets and liabilities to Operating Corp.

References in this Report to the "Company" and "J.Crew" mean J.Crew Operating Corp. and its subsidiaries, unless the context requires otherwise.

                                   Part I

ITEM 1.  BUSINESS

General

The Company is a leading retailer of women's and men's apparel, shoes and accessories operating under the J. Crew (R) brand name. The Company has built a strong and widely recognized brand name known for its timeless styles at price points that the Company believes represent exceptional product value. The J. Crew image has been built and reinforced over its 15-year history through the circulation of more than one-half billion catalogs that use magazine-quality photography to portray a classic American perspective and aspirational lifestyle. Many of the original items introduced by the Company in the early 1980s (such as the rollneck sweater, weathered chino, barn jacket and pocket tee) were instrumental in establishing the J. Crew brand and continue to be core product offerings. The Company has capitalized on the strength of the J. Crew brand to provide customers with clothing to meet more of their lifestyle needs, including casual, career and sport.

The J. Crew merchandising strategy emphasizes timeless styles and a broad assortment of high-quality products designed to provide customers with one-stop shopping opportunities at attractive prices. J. Crew retail stores, catalogs and its Internet site offer a full line of men's and women's basic durables (casual weekend wear), sport, swimwear, accessories and shoes, as well as the more tailored men's and women's "Classics" lines. Approximately 60% of the Company's
J. Crew brand sales are derived from its core offerings of durables and sport clothing, the demand for which the Company believes is stable and resistant to changing fashion trends. The Company believes that the J. Crew image and merchandising strategy appeal to college-educated, professional and affluent customers who, in the Company's experience, have demonstrated strong brand loyalty and a tendency to make repeat purchases.

J. Crew products are distributed exclusively through the Company's retail and factory outlet stores, catalogs and the Company's Internet site, jcrew.com. The Company currently circulates over 73 million J. Crew catalogs per annum and operates 65 J. Crew retail stores and 45 J. Crew factory outlet stores. In addition, J. Crew products are distributed through 67 free-standing and shop-in-shop stores in Japan under a licensing agreement with Itochu Corporation.

The Company has three major operating divisions: J. Crew Mail Order, J. Crew Retail, and J. Crew Factory Outlets, each of which operate under the J. Crew brand name. In 1998, products sold under the J. Crew brand contributed $626.0 million in revenues. J. Crew brand revenues in 1998 were comprised of $274.0 million from J. Crew Retail, $252.8 million from J.Crew Mail Order, $96.5 million from J. Crew Factory Outlet and $2.7 million of licensing revenues.The Company also markets to its customers through its Internet site (jcrew.com). Revenues derived from the Internet, which were estimated at $20.0 million for 1998, are included in J.Crew Mail Order revenues.

Effective as of October 30, 1998 the Company sold Popular Club Plan, Inc. and subsidiaries (PCP) to The Fingerhut Companies, Inc. for $42.0 million and the assumption of an accounts receivable securitization facility. Revenues for the nine months ended October 30, 1998 were $124.1 million. A gain on the sale of $10.0 million was included in the results of operations in fiscal 1998.

In 1998, management of the Company made a decision to exit the operations of its Clifford & Wills mail order and factory outlet subsidiaries (C&W). Revenues for the year ended January 30, 1999 were $74.3 million. A charge of $13.3 million was included in fiscal 1998 operations to write down the assets of C&W to net realizeable value and to provide for certain additional costs in connection with the discontinuance of the C&W operations, including severance and lease termination costs. Additionally, fourth quarter charges of $1.7 million, included in selling expense, were incurred relating to deferred catalog costs.

ITEM 2.PROPERTIES

The Company is headquartered in New York City. The New York City headquarters' offices are leased under a lease agreement expiring in 2012 (not including renewal options). The Company owns two telemarketing and distribution facilities: a 406,500-square-foot telemarketing and distribution center for J. Crew Mail Order operations in Lynchburg, Virginia and a 192,500-square-foot telemarketing and distribution center in Asheville, North Carolina servicing the
J. Crew Retail and Outlet store operations.

As of January 30, 1999, the Company operated 65 J.Crew retail stores and 45 factory outlet stores in 34 states and the District of Columbia. All of the retail and factory outlet stores are leased from third parties, and the leases in most cases have terms of 10 to 12 years, not including renewal options. As a general matter, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is comprised of annual base rent plus a contingent rent payment based on the store's sales in excess of a specified threshold. Substantially all the leases are guaranteed by Holdings.

ITEM 3.    LEGAL PROCEEDINGS

   The Equal Employment Opportunity Commission ("EEOC") filed suit on August 6, 1998 in the U.S. District Court, District of Connecticut, against the Company alleging that the Company, through its Popular Club Plan subsidiary (which the Company sold in fiscal year 1998), engaged in hiring conduct which violated Title VII of the Civil Rights Act of 1964 and Title I of the Civil Rights Act of 1991 by discriminating against male applicants for customer service and assistant manager positions at its service centers in New England. The EEOC seeks unspecified monetary damages and an injunction enjoining Popular Club from engaging in discriminatory hiring practices based on gender. The Company is vigorously defending itself against these allegations. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, this lawsuit is not expected to have a material adverse effect on the Company's financial position or results of operations.

   The Company has been named as one of the defendants in two lawsuits relating to its purchasing of products from independent garment manufacturers in Saipan (Commonwealth of the Northern Mariana Islands). On January 13, 1999, a complaint was filed in the U.S. District Court, Central District of California ("Federal Action"), by a group of unidentified Asian garment workers against 17 U.S. clothing retailers, including the Company, and 11 Saipan garment manufacturers. The unidentified worker plaintiffs seek class action status and allege, among other things, violations of Federal racketeering and other laws in connection with labor practices and treatment of foreign workers in the defendant manufacturers' Saipan factories. The plaintiffs seek injunctive relief and unspecified monetary damages, including treble and punitive damages. A second complaint was filed on January 13, 1999 in Superior Court in San Francisco, California ("State Action"), by a labor union and three nonprofit groups against the same 17 U.S. clothing retailers, including the Company, one additional retailer and other unnamed defendants alleging violations of California law for allegedly unlawful and unfair business practices and misleading advertising in connection with labeling of products and labor practices regarding foreign workers in Saipan. The plaintiffs seek injunctive relief and unspecified amounts for restitution, disgorgement of profits and other damages. A third action, in which the Company is not named as a defendant, was filed on or about January 13, 1999, by a group of unidentified Asian garment workers represented by some of the same law firms that brought the Federal Action. This action is a purported class action lawsuit against 22 Saipan garment manufacturers (10 of whom were named defendants in the Federal Action) alleging violations of Federal labor statutes and other laws.

   All the defendants in the Federal Action, including the Company, jointly moved to (i) change the venue of the Federal Action to the United States District Court in the Commonwealth of the Northern Mariana Islands, where the related action against certain manufacturing defendants is pending, and (ii) dismiss the Federal Action for failure to state a claim. All the defendants in the State Action, including the Company, jointly moved to dismiss the State Action for failure to state a claim. These actions are still at a very preliminary stage, and, accordingly, it is too early to evaluate the likelihood of an unfavorable outcome.

   Other than the proceedings discussed above, there are no material legal proceedings presently pending to which the Company is a party or of which any of its property is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

There is no established public market for any class of Operating Corp. capital stock. Holdings owns 100% of the common stock of Operating Corp. ("Common Stock").

Operating Corp. may from time to time pay cash dividends on the Common Stock to permit Holdings to make required payments relating to its senior discount debentures.

The indenture relating to the Senior Subordinated Notes and the Credit Agreement to which Operating Corp. is a party contain covenants which impose substantial restrictions on Operating Corp's ability to make dividends or distributions to Holdings.

ITEM 6.         SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I 1(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the audited consolidated financial statements of the Company for the three-year period ended January 30, 1999 and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations


Fiscal 1998 Compared to Fiscal 1997


Revenues
--------

Revenues decreased 1.2% to $824.3 million in the fiscal year ended January 30, 1999 from $834.0 million in the fiscal year ended January 31, 1998. The decrease in revenues was due primarily to (a) the sale of Popular Club Plan, effective as of October 30, 1998, which resulted in a decrease of $60.3 million and (b) a decrease in J.Crew Mail Order revenues of $12.0 million. These decreases were offset by an increase of $64.4 million in the revenues of J.Crew Retail. Excluding Popular Club Plan, revenues increased 7.8% from $649.6 in fiscal 1997 to $700.3 in fiscal 1998.

J.Crew Retail revenues increased by 30.7% from $209.6 million in fiscal 1997 to $274.0 million in fiscal 1998. The percentage of the Company's total revenues derived from J.Crew Retail increased to 33.2% in fiscal 1998 from 25.1% in fiscal 1997. This increase was attributed to $45.5 million from the opening of new stores and $18.9 million from an increase in comparable store sales of 9.0%. The number of stores opened at January 30, 1999 increased to 65 from 51 at January 31, 1998.

J.Crew Mail Order revenues decreased by 4.5% from $264.8 million in fiscal 1997 to $252.8 million in fiscal 1998. The percentage of the Company's total revenues derived from J.Crew Mail Order decreased to 30.7% in fiscal 1998 from 31.8% in fiscal 1997. This decrease was primarily due to a decrease in catalog circulation from 9.8 billion pages circulated in fiscal 1997 to 8.8 billion pages circulated in fiscal 1998 and a continuing weak performance in menswear sales. J.Crew Mail Order revenues in fiscal 1998 include approximately $20.0 million from jcrew.com compared to approximately $4.0 million in fiscal 1997.

J.Crew Factory Outlet revenues decreased by 3.8% from $100.3 million in fiscal 1997 to $96.5 million in fiscal 1998. The percentage of the Company's total revenues derived from J.Crew Factory Outlet decreased to 11.7% in fiscal 1998 from 12.0% in fiscal 1997. Comparable store sales for J.Crew Factory Outlet decreased by 11.5% in fiscal 1998. The decrease in comparable store sales resulted from additional markdowns required to sell through overstock merchandise, primarily in the Spring of 1998. J.Crew Factory Outlet opened three new stores in fiscal 1998 and 45 stores were open at January 30, 1999.

C&W revenues increased by 3.2% to $74.3 million in fiscal 1998 from $72.0 million in fiscal 1997. The percentage of the Company's revenues derived from C&W increased to 9.0% in fiscal 1998 from 8.6% in fiscal 1997. The increase in revenues resulted from an increase in the number of catalogs mailed from approximately 40 million in fiscal 1997, to 42 million in fiscal 1998 and the introduction of a deferred payment program in the fall of 1998. During 1998 the Company made a decision to exit the operations of C&W and incurred a charge of $13.3 million to write-down C&W assets to estimated realizable value and to provide for other costs to be incurred in the discontinuance of operations, such as severance and lease termination costs. Additionally fourth quarter charges of $1.7 million were incurred relating to deferred catalog costs.

Cost of sales, including buying and occupancy costs
---------------------------------------------------

Cost of sales, including buying and occupancy costs as a percentage of revenues was 55.9% for fiscal 1998 compared to 55.8% for fiscal 1997. This increase was caused primarily by higher markdowns in fiscal 1998 to liquidate overstocks.


Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative expenses as a percentage of revenues was 40.7% in fiscal year 1998 and 43.1% in fiscal year 1997.

As a percentage of revenues, selling expenses decreased to 13.1% in fiscal 1998 from 14.7% in 1997 and general and administrative expenses decreased to 27.6% in fiscal 1998 from 28.4% in fiscal 1997. The decrease in selling expense resulted primarily from the reduction in catalog circulation from 9.8 billion pages circulated in 1997 to 8.8 billion pages circulated in 1998 and the implementation of cost reduction initiatives relating primarily to printing costs at J.Crew Mail Order.

The decrease in general and administrative expenses in fiscal 1998 as a percentage of revenues was due to a decrease in expenses at J.Crew Mail Order and J.Crew Retail from the implementation of cost reduction initiatives.

The absolute dollar amount of selling, general and administrative expenses decreased to $335.7 million in fiscal 1998 from $359.8 million in fiscal 1997 primarily as a result of the sale of Popular Club Plan as of October 30, 1998 which accounted for $20.0 million of the decrease.

Write-down of assets and other charges in connection with the discontinuance of
-------------------------------------------------------------------------------
Clifford & Wills
----------------

A charge of $13.3 million was included in fiscal 1998 operations to write-down the assets of C&W to net realizable value and to provide for certain additional costs in connection with the discontinuance

Additionally fourth quarter charges of $1.7 million were included in selling expense relating to deferred catalog costs. (See note 2 to the consolidated financial statements).

Other charges
-------------

Other charges in fiscal 1998 include $2.9 million of costs incurred in connection with the termination of the employment contracts of two senior executives, including the former Chief Executive Officer, and $5.1 million of tax gross-up payments made on behalf of senior executives relating to grants of Holdings' restricted stock (See note 16 to the consolidated financial statements).

Gain on Sale of Subsidiary
--------------------------

During 1998, the Company sold the capital stock of Popular Club Plan, Inc. and subsidiaries to The Fingerhut Companies, Inc. for gross proceeds of $42.0 million and realized a gain of $10.0 million. (See Note 2 to the consolidated financial statements)

Interest Expense
----------------

Interest expense, net increased to $28.6 million in fiscal 1998 from $17.5 million in fiscal 1997. This increase resulted primarily from the issuance of $220.0 million of debt in October 1997 to fund the Recapitalization including $85.0 million to retire senior indebtedness outstanding at the time of the Recapitalization. Average borrowings under a Revolving Credit Facility required to fund inventories and capital expenditures were $54.3 million in fiscal 1997 and $47.5 million in fiscal 1998.

Income Taxes
------------

The effective tax rate was (35.5)% in fiscal 1998 compared to (20.1)% in fiscal 1997. The effective tax rate in fiscal 1997 was effected by the non-deductibility of certain expenses related to the Recapitalization.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility and the Term Loan Facility. In order to manage this interest rate risk, the Company entered into an interest rate swap agreement in October 1997 for $70 million notional principal amount which was reduced to $50 million in October 1998. This agreement which has a term of three years, converts the interest rate to a fixed rate of 6.23%. If this interest rate swap agreement was settled on January 30, 1999, the Company would be required to pay an additional $1,047,000.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at January 30, 1999 were approximately $41.6 million.

Furthermore, the Company has a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise as denominated in yen. The Company has from time to time entered into forward foreign exchange contracts to minimize this risk. At January 30, 1999, there were two forward foreign exchange contracts outstanding to sell 130 million Yen each at different rates of exchange which expired on March 31, 1999. In February 1999 the Company entered into forward foreign exchange contracts to sell 100 million Yen which expires on August 15, 1999 and 130 million Yen which expires on March 31, 2000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are set forth herein commencing on page F-1 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

          The following financial statements of J. Crew Operating Corp and subsidiaries are included in Item 8:

          (i)   Report of KPMG  LLP, Independent Auditors
          (ii)  Report of Deloitte & Touche LLP, Independent Auditors
          (iii) Consolidated Balance Sheets  January 30, 1999 and January 31,
                1998
          (iv) Consolidated Statements of Operations - Years ended January 30, 1999, January 31, 1998 and 1997 year-ended January 30, 1999, January 31, 1998 and 1997
          (v) Consolidated Statements of Cash Flows - Years ended January 30, 1999, January 31, 1998 and 1997
          (vi)  Notes to consolidated financial statements

     2.   Financial Statements Schedules

          Schedule II   Valuation and Qualifying Accounts.

     3.   Exhibits

          The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated January 4, 1999, and the item reported was Item 5. Other Events.

(c)  Exhibits

     See Item 14(a)3 above.

(d)  Financial Statement Schedules

     See Item 14(a)1 and 14(a)2 above.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       J. CREW OPERATING CORP.
Date:  April 26, 1999
                                                       By: /s/ Richard W. Boyce
                                                       ------------------------
                                                       Richard W. Boyce
                                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          Signature                                                Title                           Date
                          ---------                                                -----                           ----
              /s/ Emily Woods                                  Director; Chairman of the Board                April 26, 1999
-------------------------------------------------------------
                  Emily Woods


              /s/ Richard W. Boyce                             Director; Chief Executive Officer              April 26, 1999
-------------------------------------------------------------  (Principal Executive Officer)
                  Richard W. Boyce


              /s/ Scott Rosen                                  Senior Vice President, Chief Financial         April 26, 1999
-------------------------------------------------------------  Officer
                  Scott Rosen                                  (Principal Financial Officer)


              /s/ Nicholas Lamberti                            Vice President, Corporate Controller           April 26, 1999
-------------------------------------------------------------  (Principal Accounting Officer)
                  Nicholas Lamberti


              /s/ David Bonderman                              Director                                       April 26, 1999
-------------------------------------------------------------
                  David Bonderman


              /s/ James G. Coulter                             Director                                       April 26, 1999
-------------------------------------------------------------
                  James G. Coulter

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                        Consolidated Financial Statements

                      January 30, 1999 and January 31, 1998


                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Directors and Stockholder
J. Crew Operating Corp. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of J. Crew Operating Corp. and subsidiaries (the "Company") as of January 30, 1999 and January 31, 1998 and the related consolidated statements of operations and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended January 30, 1999 and January 31, 1998 listed in the acccompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Crew Operating Corp. and subsidiaries as of January 30, 1999 and January 31, 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended January 30, 1999 and January 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                        KPMG LLP

April 29, 1999

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholder of J. Crew Operating Corp., Inc.

We have audited the accompanying consolidated statements of operations, and cash flows of J. Crew Operating Corp. and subsidiaries for the fiscal year ended January 31, 1997. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of J. Crew Operating Corp. and subsidiaries for the fiscal year ended January 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
New York, New York
March 31, 1997

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                 January 30,    January 31,
                Assets                                              1999           1998
                                                                 -----------    -----------
                                                                       (in thousands)
Current assets:
    Cash and cash equivalents                                    $   9,643        12,166
    Accounts receivable (net of allowance for doubtful
       accounts of $5,438)                                            --          16,834
    Merchandise inventories                                        156,022       202,763
    Prepaid expenses and other current assets                       38,026        62,399
    Net assets held for disposal                                    17,377           --
                                                                 ---------      --------
                   Total current assets                            221,068       294,162

Property and equipment - at cost:
    Land                                                             1,460         1,460
    Buildings and improvements                                      11,167        11,167
    Furniture, fixtures and equipment                               53,344        47,673
    Leasehold improvements                                         114,424       101,407
    Construction in progress                                         3,932         4,569
                                                                 ---------      --------
                                                                   184,327       166,276
    Less accumulated depreciation and amortization                  64,577        55,613
                                                                 ---------      --------
                                                                   119,750       110,663
                                                                 ---------      --------
Other assets                                                        12,961        14,619
                                                                 ---------      --------
                   Total assets                                  $ 353,779       419,444
                                                                 =========      ========
                Liabilities and Stockholder's Equity (Deficit)

Current liabilities:
    Notes payable - bank                                         $  14,000          --
    Accounts payable                                                40,130        65,553
    Other current liabilities                                       59,175        77,700
    Deferred income taxes                                            1,522         8,986
    Federal and state income taxes payable                           3,847           251
                                                                 ---------      --------
                   Total current liabilities                       118,674       152,490

Long-term debt                                                     194,000       220,000

Deferred credits and other long-term liabilities                    44,799        43,578

Due to J. Crew Group, Inc.                                             751           150

Stockholder's equity (deficit)                                      (4,445)        3,226
                                                                 ---------      --------
                   Total liabilities and stockholder's
                       equity (deficit)                          $ 353,779       419,444
                                                                 =========      ========

See accompanying notes to consolidated financial statements.

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                      Consolidated Statements of Operations


                                                                             Years ended
                                                               ---------------------------------------
                                                               January 30,            January 31,
                                                               -----------     -----------------------
                                                                  1999           1998           1997
                                                               -----------     ---------     ---------
                                                                            (in thousands)
Revenues:
    Net sales                                                  $ 816,221      $ 822,840      $ 795,931
    Other                                                          8,037         11,191         12,912
                                                               ---------       --------       --------
                                                                 824,258        834,031        808,843
                                                               ---------       --------       --------
Operating costs and expenses:
    Cost of goods sold, including buying and occupancy
       costs                                                     460,592        465,168        428,719
    Selling, general and administrative expenses                 335,709        359,811        348,305
    Write down of assets and other charges in
       connection with discontinuance of Clifford & Wills         13,300           --             --
    Termination costs and other non-recurring employment
       contract charges                                            7,995           --             --
                                                               ---------       --------       --------
                                                                 817,596        824,979        777,024

                   Income from operations                          6,662          9,052         31,819

Interest expense - net                                            28,560         17,524         10,470
Gain on sale of Popular Club Plan                                (10,000)          --             --
Expenses incurred in connection with the Recapitalization           --           20,707           --
                                                               ---------       --------       --------
                   (Loss) income before income taxes and
                     extraordinary item                          (11,898)       (29,179)        21,349

Benefit (provision) for income taxes                               4,227          4,257         (8,800)
                                                               ---------       --------       --------
                   (Loss) income before extraordinary item        (7,671)       (24,922)        12,549

Extraordinary item - loss on early retirement of debt
    (net of income tax benefit of $3,127)                           --           (4,500)          --
                                                               ---------       --------       --------
                   Net (loss) income                           $  (7,671)     $ (29,422)     $  12,549
                                                               =========       ========       ========

See accompanying notes to consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                          Years ended
                                                              ---------------------------------------
                                                              January 30,          January 31,
                                                              -----------    ------------------------
                                                                  1999           1998         1997
                                                              -----------    -----------  -----------
                                                                           (in thousands)
Cash flows from operating activities:
   Net (loss) income                                             $ (7,671)      $(29,422)    $ 12,549
   Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
         Gain on sale of subsidiary                               (10,000)          --           --
         Write down of assets and other charges
           in connection with discontinued catalog                 15,000           --           --
         Loss on early retirement of debt                            --            7,627         --
         Depreciation and amortization                             15,972         15,255       10,541
         Amortization of deferred financing costs                   1,891            892          401
         Deferred income taxes                                     (7,464)        (4,005)      (1,184)
         Provision for losses on accounts receivable                5,627          7,343        6,945
   Changes in operating assets and liabilities:
      Accounts receivable                                          (8,242)        33,902       (6,744)
      Merchandise inventories                                     (15,608)        (5,106)     (49,602)
      Prepaid expenses and other current assets                     8,167         (4,081)      (4,007)
      Other assets                                                 (2,559)          (587)        (375)
      Accounts payable                                              7,415        (37,726)      31,864
      Other liabilities                                             2,550         17,727        3,439
      Federal and state income taxes payable                        3,596         (9,268)      12,670
                                                                  -------       --------      -------
          Net cash (used in) provided by  operating activities      8,674         (7,449)      16,497
                                                                  -------       --------      -------
Cash flows from investing activities:
   Capital expenditures                                           (41,177)       (43,134)     (27,462)
   Proceeds from construction allowances                            4,823         11,767        4,981
   Proceeds from sale of subsidiary, net of related expenses       37,157           --           --
                                                                  -------       --------      -------
          Net cash provided by (used in)  investing activities        803        (31,367)     (22,481)
                                                                  -------       --------      -------
Cash flows from financing activities:
   Increase in notes payable, bank                                 14,000           --           --
   Issuance of long-term debt                                        --          220,000         --
   Repayment of long-term debt                                    (26,000)       (92,863)        (237)
   Costs incurred in connection with the issuance of debt            --          (13,929)        --
   Dividends paid                                                    --          (69,358)        (176)
                                                                  -------       --------      -------
         Net cash provided by (used in) financing activities      (12,000)        43,850         (413)
                                                                  -------       --------      -------
Increase (decrease) in cash and cash equivalents                   (2,523)         5,034       (6,397)

Cash and cash equivalents at beginning of year                     12,166          7,132       13,529
                                                                  -------       --------      -------
Cash and cash equivalents at end of year                            9,643         12,166        7,132
                                                                  =======       ========      =======
Supplementary cash flow information:
   Income taxes paid (refunded)                                      (515)         5,180       (3,600)
                                                                  =======       ========      =======
   Interest paid                                                   27,763         12,655        9,880
                                                                  =======       ========      =======

See accompanying notes to consolidated financial statements.

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997




(1)    Nature Of Business And Summary Of Significant Accounting Policies

       (a)    Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of J. Crew Operating Corp. ("Operating Corp.") and its wholly-owned subsidiaries (collectively, the "Company"). Operating Corp. is a wholly-owned subsidiary of J. Crew Group, Inc. ("Holdings"). The consolidated statements of operations and cash flows for the period February 1, 1997 through October 17, 1997 and for the year ended January 31, 1997 are those of Holdings, as predecessor to Operating Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

              Prior to the Recapitalization (see Note 3), Holdings owned all of the stock, directly or indirectly, of its various operating subsidiaries. In connection with the Recapitalization, Holdings formed Operating Corp. and immediately prior to the consummation of the Recapitalization, Holdings transferred substantially all of its assets and liabilities to Operating Corp. On October 17, 1997, Operating Corp. made a cash distribution of $69,358,000 to permit Holdings to make certain payments in connection with the Recapitalization.

       (b)    Business

              The Company designs, contracts for the manufacture of, markets and distributes men's and women's apparel and accessories. The Company's products are marketed, primarily in the United States, through retail stores, catalogs, and the Internet. The Company is also party to a licensing agreement which grants the licensee exclusive rights to use the Company's trademarks in connection with the manufacture and sale of products in Japan. The license agreement provides for payments based on a specified percentage of net sales.

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

              The fiscal years 1998, 1997 and 1996 ended on January 30, 1999 (52 weeks), January 31, 1998 (52 weeks) and January 31, 1997 (52 weeks).

       (d)    Cash Equivalents

              For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $755,000 and $1,902,000 at January 30, 1999 and January 31, 1998, are stated at cost, which approximates market value.

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997



       (e)    Accounts Receivable

              Accounts receivable consists of installment receivables resulting from the sale of merchandise of Popular Club Plan, Inc., a subsidiary of the Company (see note 2). Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the accounts receivable base. Finance charge income (including the gain on sale of receivables (see note 5)), which is included in other revenues, for the fiscal years 1998, 1997 and 1996 was $5,325,000,
              $8,294,000 and $9,095,000.

       (f)    Merchandise Inventories

              Merchandise inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company capitalizes certain design, purchasing and warehousing costs into inventory.

       (g)    Catalog Costs

              Catalog costs, which primarily consist of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream, which extends up to five months from the date catalogs are mailed. The Company accounts for catalog costs in accordance with the AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 30, 1999 and January 31, 1998 were $21,130,000 and $39,227,000. Catalog costs, which are reflected in selling and administrative expenses, for the fiscal years 1998, 1997 and 1996 were $116,515,000, $131,103,000 and $135,633,000

       (h)    Property and Equipment

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

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997



       (i)    Other Assets

              Other assets consist primarily of debt issuance costs of $10,633,000 and $12,431,000 at January 30, 1999 and January 31,
              1998, which are amortized over the term of the related debt agreements.

       (j)    Income Taxes

              The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

       (k)    Revenue Recognition

              Revenue is recognized for catalog sales when merchandise is shipped to customers, and at the time of sale for retail sales. The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date.

       (l)    Store Preopening Costs

              Costs associated with the opening of new retail and outlet stores are expensed as incurred.

       (m)    Derivative Financial Instruments

              Derivative financial instruments are used by the Company to manage its interest rate and foreign currency exposures. For interest rate swap agreements, the net interest paid is recorded as interest expense on a current basis. Gains or losses resulting from market fluctuations are not recognized. The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations. Gains and losses on contracts accounted for as hedges are deferred and recognized as adjustments to the bases of those assets. Contracts accounted for as speculative are marked to market and gains and losses are recorded currently. Such gains and losses were not material for the fiscal years ended January 30, 1999 and January 31, 1998.

       (n)    Use of Estimates the Preparation of Financial Statements

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

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997



       (o) Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of

              The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts.

       (p)    Stock Based Compensation

              The Company accounts for stock-based compensation using the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly compensation expense is not recorded for options granted if the option price is equal to the fair market price at the date of grant.


(2)    Disposal of Businesses

       (a)    Popular Club Plan

              In accordance with a sale agreement dated November 24, 1998, the Company sold all of the capital stock of Popular Club Plan, Inc. and subsidiaries ("PCP") to The Fingerhut Companies, Inc. effective as of October 30, 1998 for gross proceeds of $42.0 million in cash.

              A gain on the sale of PCP of $10.0 million is included in the statement of operations for fiscal 1998. For the nine months ended October 30, 1998 revenues of $124.1 million were included in the statement of operations.

       (b)    Clifford & Wills

              In 1998, management of the Company made a decision to exit the catalog and outlet store operations of Clifford & Wills ("C&W").

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997



              The statement of operations for fiscal year 1998 includes a charge of $13,300,000 to write down assets to net realizable value and provide for other costs to be incurred in the discontinuance of operations including lease termination and severance costs. This loss includes the write-down of inventories of $9,400,000; the estimated loss on cancellation of leases of $1,000,000, severance costs of $1,100,000, write down of property and equipment of $600,000, and other related costs of $1,200,000.

              The inventory writedown of $9,400,000 was required due to lower than anticipated recovery rates on the liquidation of these inventories. The Company will use various methods to dispose of the inventories related to the discontinued catalog including special clearance catalogs, off-price merchants, and its outlet stores. Additionally fourth quarter charges of $1,700,000 included in selling expense were incurred relating to deferred catalog costs.

              Net assets held for disposal of $17,377,000 are included in the balance sheet as of January 30, 1999.

              Revenues of C&W included in the statement of operations for the year ended January 30, 1999 were $74.3 million.

(3)    Recapitalization Transaction

       In October 1997, the Company entered into a recapitalization transaction (the "Recapitalization"). Holdings purchased from the existing Shareholders for an aggregate purchase price of approximately $316,688,000 all of the outstanding shares of Holdings' capital stock, other than a certain number of shares of Holdings' common stock held by existing shareholders which represented 14.8% of the outstanding shares of Holdings' common stock immediately following consummation of the Recapitalization. The purchase of such outstanding shares of capital stock was financed in part by (a) issuing to TPG Partners II, L.P., its affiliates and other investors shares of common stock of Holdings for approximately $63,891,000 and shares of preferred stock of Holdings for $125,000,000 and (b) consummating the debt and securitization transactions described in Notes 5, 6 and 7. In connection with the Recapitalization, the Company repaid substantially all of its preexisting debt obligations immediately before the consummation of the Recapitalization.

       Expenses incurred in connection with the Recapitalization consisted of:

       Management bonuses                                 $  12,163,000
       TPG financial advisory fee                             5,550,000
       Legal and accounting fees                              1,454,000
       Consulting fee                                         1,000,000
       Other                                                    540,000
                                                          -------------
                Total                                     $  20,707,000
                                                          =============

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997



(4)    Other Current Liabilities

       Other current liabilities consist of:


                                                              January 30,        January 31,
                                                                 1999               1998
                                                            --------------     --------------
Customer liabilities                                          $ 6,861,000      $  18,572,000
Accrued catalog and marketing costs                             5,155,000         12,504,000
Taxes, other than income taxes                                  3,834,000          9,067,000
Accrued interest                                                5,042,000          4,998,000
Accrued occupancy                                               4,059,000          2,592,000
Reserve for sales returns                                       3,473,000          3,529,000
Accrued compensation (including employment contract
    termination costs of $2,850,000 at January 30, 1999)       11,984,000          5,638,000
Other                                                          18,767,000         20,800,000
                                                         ----------------      -------------
                                                              $59,175,000      $  77,700,000
                                                         ================      =============

(5)    Sale of Accounts Receivable

       In October 1997, the Company entered into an agreement to securitize certain customer installment receivables of Popular Club Plan, Inc. on a revolving basis. The Company had no obligation to reimburse the trust or the purchasers of beneficial interests for credit losses. The transactions were accounted for as a sale in accordance with the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under SFAS No. 125, no servicing asset or liability was recorded as fees charged were expected to cover related expenses.

       At January 31, 1998, $46,000,000 of accounts receivable had been sold. The sale of the receivables resulted in a gain on sale of $1,472,000 during the year ended January 31, 1998, which was included in other revenues.

       Obligations under the securitization agreement were assumed by the acquiror under the terms of the sale agreement with The Fingerhut Companies, Inc. (see Note 2).

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997


(6)  Long-Term Debt

                                                     January 30,    January 31,
                                                        1999            1998
                                                 ---------------    -----------
      Term loan (a)                              $    44,000,000   $ 70,000,000
      10-3/8% senior subordinated notes (b)          150,000,000    150,000,000
                                                 ---------------   -------------
                  Total                          $   194,000,000   $220,000,000


              (a) The term loan is subject to the same interest rates and security terms as the Revolving Credit Agreement. Weighted average interest rates were 8.5% at January 30, 1999 and January 31, 1998 (see Note 7). The term loan is repayable in quarterly installments of $2.5 million from February 2001 through November 2001 and $4.25 million from February 2002 through November 2003. Proceeds of $26.0 million from the sale of PCP were used to repay the term loan in 1998.

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

              The maturities of long-term debt required during the next five years are:

                         Fiscal year                                   Amount
                         -----------                             ---------------
                            1999                                  $       --
                            2000                                          --
                            2001                                    10,000,000
                            2002                                    17,000,000
                            2003                                    17,000,000

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997

(7)    Lines of Credit

       On October 17, 1997, in connection with the Recapitalization, the Company entered into a syndicated revolving credit agreement of up to $200.0 million (the "Revolving Credit Agreement") with a group of banks. This agreement was amended on March 18, 1998, November 23, 1998 and April 20, 1999. Borrowings may be utilized to fund the working capital requirements of the Company including issuance of stand-by and trade letters of credit and bankers' acceptances.

       Borrowings are secured by a perfected first priority security interest in all assets of the Company's subsidiaries and bear interest, at the Company's option, at a base rate equal to the Administrative Agent's Eurodollar rate plus an applicable margin or an alternate base rate equal to the highest of the Administrative Agent's prime rate, a certificate of deposit rate plus 1% or the Federal Funds effective rate plus one-half of 1% plus, in each case, an applicable margin. The Revolving Credit Agreement matures on October 17, 2003.

       Maximum borrowings under revolving credit agreements were $104,000,000 during fiscal 1998 and 1997, and $55,000,000 during fiscal 1996 and average borrowings were $47,500,000, $54,300,000 and $31,200,000.
       Borrowings outstanding under the Company's revolving credit agreement were $14,000,000 at January 30, 1999. There were no borrowings outstanding at January 31, 1998.

       Outstanding letters of credit established to facilitate international merchandise purchases at January 30, 1999 and January 31, 1998 amounted to $41,628,000 and $20,143,000.

       The provisions of the Revolving Credit Agreement, as amended, require that the Company maintain certain levels of (i) leverage ratio, (ii) interest coverage ratio and (iii) inventory coverage ratio; provide for limitations on capital expenditures, sale and leaseback transactions, liens, investments, sales of assets and indebtedness and restricts the payment of dividends or distributions to Holdings.

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997



(8)    Commitments and Contingencies

       (a)    Operating Leases

              As of January 30, 1999, the Company was obligated under various long-term operating leases for retail and outlet stores, warehouses, office space and equipment requiring minimum annual rentals. These operating leases expire on varying dates to 2012. At January 30, 1999 aggregate minimum rentals in future periods are as follows:

                     Fiscal year                                  Amount
                     -----------                             --------------
                       1999                                  $  32,660,000
                       2000                                     30,633,000
                       2001                                     28,442,000
                       2002                                     27,541,000
                       2003                                     27,447,000
                       Thereafter                              122,102,000


              Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

              Rent expense for fiscal 1998, 1997 and 1996 was $42,347,000, $35,753,000 and $29,852,000, including contingent rent based on store sales of $3,270,000, $2,877,000 and $2,850,000.

       (b)    Employment Agreements

              The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

       (c)    Litigation

              The Company is subject to various legal proceedings and claims that arise in the ordinary conduct of its business. Although the outcome of these claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

              The Company has been named as one of the defendants in two lawsuits relating to its purchasing of products from independent garment manufacturers in Saipan (Commonwealth of the Northern Mariana Islands). On January 13, 1999 a complaint was filed in the U.S. District Court, Central District of California, ("Federal Action"), by a group of unidentified Asian garment workers against 17 U.S. clothing retailers, including the Company, and 11 Saipan garment manufacturers. The unidentified worker plaintiffs seek class action status and allege, among other things, violations of Federal racketeering and other laws in connection with labor practices and treatment of foreign workers in the defendant manufacturers' Saipan factories. The plaintiffs seek injunctive relief and unspecified monetary damages, including treble and punitive damages. A second complaint was filed on January 13, 1999 in Superior Court in San Francisco, California ("State Action"), by a labor union and three nonprofit groups against the same 17 U.S. clothing retailers, including the Company, one additional retailer and other unnamed defendants alleging violations of California law for allegedly unlawful and unfair business practices and misleading advertising in connection with labeling of products and labor practices regarding foreign workers in Saipan. The plaintiffs seek injunctive relief and unspecified damages.

              All the defendants in the Federal Action, including the Company, jointly moved to (i) change the venue of the Federal Action to the United States District Court in the Commonwealth of the Northern Mariana Islands, where the related action against certain manufacturing defendants is pending, and (ii) dismiss the Federal Action for failure to state a claim. All the defendants in the State Action, including the Company, jointly moved to dismiss the State Action for failure to state a claim. These actions are still at a very preliminary stage, and, accordingly, management of the Company believes it is too early to evaluate the likelihood of an unfavorable outcome.

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997



(9)    Employee Benefit Plan

       The Company has a thrift/savings plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company's contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the thrift/savings plan were $1,780,000 for fiscal 1998 and 1997 and $1,680,000 for fiscal 1996.


(10)   License Agreement

       The Company has a licensing agreement through January 2003 with Itochu, a Japanese trading company. The agreement permits Itochu to distribute J. Crew merchandise in Japan. The Company earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 1998, 1997 and 1996 was $2,712,000, $2,897,000, and $3,817,000.


(11)   Interest Expense - Net

       Interest expense, net consists of the following:


                                                           1998              1997              1996
                                                    --------------         ----------       -----------

       Interest expense                             $   29,616,000        $17,666,000      $10,613,000
       Interest income                                  (1,056,000)          (142,000)        (143,000)
                                                    --------------        -----------      -----------
                  Interest expense, net             $   28,560,000        $17,524,000      $10,470,000
                                                    ==============        ===========      ===========

(12)   Financial Instruments

       The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The fair value of the Company's long-term debt is estimated to be approximately $178,520,000 and $208,550,000 at January 30, 1999 and January 31, 1998, respectively, and is based on dealer quotes or quoted market prices of the same or similar instruments. The carrying amounts of long-term debt were $194,000,000 and $220,000,000 at January 30, 1999 and January 31, 1998.
       The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes payable-bank, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997


       In October 1997 the Company entered into an interest rate swap agreement for $70 million notional amount, which was reduced to $50 million in October 1998, which effectively converted the interest rate on its term loan and borrowings on the Revolving Credit Agreement from a variable rate to a fixed rate of 6.23% through October 2000. If this agreement was settled on January 30, 1999, the Company would be required to pay $1,047,000.

       At January 30, 1999, the Company had two forward foreign exchange contracts outstanding to sell 130 million yen each on March 31, 1999 at different rates of exchange. These contracts are entered into to manage the foreign exchange rate exposure relating to foreign licensing revenues. The fair value of the contracts approximate carrying value. There were no outstanding foreign exchange contracts at January 31, 1998.

       The Company is exposed to credit losses in the event of nonperformance by the counterparties to these contracts, but it does not expect any counterparties to fail to meet their obligation given their high-credit rating.

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997



(13)   Income Taxes

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

       The (benefit) provision for income taxes consists of:


                                                                                 1998                  1997                  1996
                                                                                 ----                  ----                  ----
  Current:
    Foreign                                                                     270,000               309,000               400,000
    Federal                                                                   1,870,000              (866,000)            8,984,000
    State and local                                                           1,097,000               305,000               600,000
                                                                             -----------           ----------           -----------
                                                                              3,237,000              (252,000)            9,984,000

  Deferred - Federal, state and local                                        (7,464,000)           (4,005,000)           (1,184,000)

Income taxes before tax effect of extraordinary
    items                                                                    (4,227,000)           (4,257,000)            8,800,000
Extraordinary item - current -
    Federal, state and local                                                       --              (3,127,000)                 --
                                                                             -----------           ----------           -----------
         Total (benefit) provision for income
            taxes                                                            (4,227,000)           (7,384,000)            8,800,000
                                                                             ==========            ==========             =========

       A reconciliation between the provision for income taxes based on the U.S. Federal statutory rate and the Company's effective rate is as follows.


                                                                    1998                  1997                  1996
                                                                    ----                  ----
                Federal income tax rate                            (35.0)%               (35.0)%                35.0%
                State and local income taxes, net
                    of Federal benefit                              (2.1)                 (2.0)                  5.3
                Nondeductible expenses and other                     1.6                  15.9                   0.9
                                                                   -----                 -----                 -----
                Effective tax rate                                 (35.5)%               (20.1)%                41.2%
                                                                   =====                 =====                  ====

                           J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997



       The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

                                                January 30,        January 31,
                                                   1999               1998

Deferred tax assets:
    Allowance for doubtful accounts            $       --             2,118,000
    State and local net operating loss
      carryforwards                               4,132,000           4,074,000
    Difference in book and tax basis
      for property and equipment                  2,302,000           2,277,000
    Other                                         3,318,000           1,596,000
                                               ------------          ----------
                                                  9,752,000          10,065,000
                                               ------------          ----------
Deferred tax liabilities:
    Deferred catalog expenses and other
       prepaid expenses                         (11,274,000)        (19,051,000)
                                               ------------          ----------
Net deferred income tax liabilities            $ (1,522,000)         (8,986,000)
                                               ============          ==========

       Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The Company has state and local income tax net operating loss carryforwards of varying amounts.


(14)   Extraordinary Item

       In October 1997, the Company prepaid $85 million principal amount of senior notes and recorded an extraordinary loss of $4,500,000 (net of an income tax benefit of $3,127,000) consisting of the write-off of deferred financing costs and redemption premiums related to the early retirement of debt.

(15)   Stockholder's Equity (Deficit)

       The Company has authorized 100 shares of common stock, par value $.01 per share, all of which was issued and outstanding at January 30, 1999 and January 31, 1998.

       A reconciliation of stockholder's equity (deficit) is as follows:

                                                    Year Ended
                                        January 30, 1999   January 31, 1998
                                        ----------------   ----------------

       Balance beginning of year .....    $  3,226,000      $ 102,006,000
       Net loss.......................      (7,671,000)       (29,422,000)
       Dividend to parent company.....             ---        (69,358,000)
                                          ------------      -------------
       Balance end of year............    $ (4,445,000)      $   3,226,000

                          J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997


(16)   Termination Costs and Other Non-recurring Employment Contract Charges

       Charges of $2,850,000 were incurred in fiscal 1998 in connection with the termination of the employment contracts of two senior executives including the former Chief Executive Officer. Additionally, during 1998, tax gross-up payments of $5,145,000 were made on behalf of senior executives relating to grants of Holdings' restricted stock.

(17)   Segment Information

       On January 1, 1998, the Company adopted SFAS 131, "Disclosure About Segments of An Enterprise and Related Information". This statement does not affect the Company's financial position or results of operations.

       The Company designs, contracts to manufacture and markets men's, women's, and children's apparel, accessories and home furnishings primarily under Company owned brand names. The brands are marketed through various channels of distribution including retail and factory outlet stores, catalogs, the Internet and licensing arrangements with third parties. These operations have been aggregated into three reportable segments based on brand identification: J. Crew, Clifford & Wills and Popular Club Plan.

       All of the Company's identifiable assets are located in the United States. Export sales are not significant.

       During 1998, the Company sold PCP to The Fingerhut Companies, Inc. and decided to discontinue the operations of its C&W brand. The revenues and operating income of PCP are included through October 30, 1998 and through January 30, 1999 for C&W.

                          J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997



       Income from operations relating to C&W for fiscal 1998 includes a noncash write-down of $13,300,000 relating to the discontinuance of C&W operations and $1,700,000 of fourth quarter charges to write off deferred catalog costs (See note 2).

                          J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997


       Management evaluates the results of operations of its segments based on income from operations. Corporate and other expenses include expenses incurred by the corporate office and certain non-recurring expenses that are not allocated to specific business units. Corporate and other expenses in fiscal 1998 include tax gross-up payments to senior executives related to grants of Holdings' restricted stock and employee contract termination costs.

       Corporate and other expenses in fiscal 1997 include a one-time bonus expense related to the employment of a senior executive and non-recurring consulting fees incurred as a result of the Recapitalization.

       Segment assets represent the assets used directly in the operations of each business unit such as inventories and property and equipment. Corporate assets consist principally of investments and deferred financing costs.

       The accounting policies used for segment reporting are consistent with those described in the summary of significant accounting policies.

                   Revenues                 1998          1997           1996
              ------------------        -----------    ----------      --------
              J. Crew                   $   625,897    $  577,594      $ 556,126
              Clifford & Wills               74,303        72,063         75,046
              PCP                           124,058       184,374        177,671
                                        -----------    ----------      ---------
                                        $   824,258    $  834,031      $ 808,843
                                        ===========    ==========      =========
=

                          J.CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Years ended January 30, 1999, January 31, 1998 and 1997


Income from Operations                                       1998                   1997                  1996
----------------------                                       ----                   ----                  ----
J. Crew                                                   $ 34,736               $  8,393               $ 30,803
Clifford & Wills                                           (16,694)                (1,186)                (2,596)
PCP                                                         (2,701)                 7,550                  3,612
Corporate and other                                         (8,679)                (5,705)                  --
                                                          --------               --------               --------
Income from operations                                    $  6,662               $  9,052               $ 31,819
                                                          --------               --------               --------
Interest expense, net                                      (28,560)               (17,524)              $(10,470)
Gain on sale of PCP                                         10,000                   --                     --
Expense incurred in
connection with the
Recapitalization                                              --                  (20,707)                  --
                                                          --------               --------               --------
Income (loss) before income taxes                         $(11,898)              $(29,179)              $ 21,349
                                                          ========               ========               ========

Depreciation and amortization                               1998                   1997                   1996
-----------------------------                               ----                   ----                   ----

J. Crew                                                   $ 14,455               $ 13,645               $  8,911
Clifford & Wills                                               327                    199                    548
PCP                                                          1,015                  1,279                  1,082
Corporate                                                      175                    132                   --
                                                          --------               --------               --------
                                                          $ 15,972               $ 15,255               $ 10,541
                                                          ========               ========               ========




                   Identifiable Assets                 1998                    1997                    1996
              ----------------------------           --------                 -------                 -------
              J. Crew                                $311,120                $314,186                $287,030
              Clifford & Wills                         17,377                  29,078                  26,408
              PCP                                        --                    57,811                  91,783
              Corporate                                25,282                  18,369                   5,600
                                                     --------                --------                --------
                                                     $353,779                $419,444                $410,821
                                                     ========                ========                ========

                   Capital Expenditures,
                   net of disposals                   1998                      1997                    1996
             ----------------------------           --------                  -------                 -------

              J. Crew                                $ 34,084                $ 41,149                $ 25,115
              Clifford & Wills                            (59)                    (98)                     37
              PCP                                       5,264                   2,058                   2,190
              Corporate                                 1,888                      25                     120
                                                     --------                --------                --------
                                                     $ 41,177                $ 43,134                $ 27,462
                                                     ========                ========                ========


SCHEDULE II    VALUATION AND QUALIFYING ACCOUNTS
               ($ in thousands)

                                                beginning       charged to cost         charged to other                  ending
                                                 balance         and expenses               accounts      deductions      balance
                                                                           ($ in thousands)

Allowance for doubtful accounts
-------------------------------
(deducted from accounts receivable)
fiscal year ended:
             January 30, 1999                   $5,438           5,627                      ----           (5,579)(c)     $----
                                                                                                           (5,486)(a)
             January 31, 1998                    4,357           7,343                      ----           (6,262)(a)      5,438
             January 31, 1997                    4,824           6,945                      ----           (7,412)(a)      4,357


Inventory impairment reserve
----------------------------
(deducted from inventories)
fiscal year ended:
             January 30, 1999                   $4,400           4,929                     ----             2,200(c)     $6,122
                                                                                                            1,007(d)
             January 31, 1998                    3,289           1,111(b)                  ----             ----          4,400
             January 31, 1997                    5,226          (1,937)(b)                 ----             ----          3,289


Allowance for sales returns
---------------------------
(included in other current liabilities)
fiscal year ended:
             January 30, 1999                   $3,529             844(b)                  ----             500(c)       $3,473
                                                                                                            400(d)
             January 31, 1998                    2,406           1,123(b)                  ----             ----          3,529
             January 31, 1997                    2,384              22(b)                  ----             ----          2,406

(a)  accounts deemed to be uncollectible
(b) The inventory impairment reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period inventory write-downs and sales returns are charged to the statement of operations as incurred.
(c)  charged to gain on sale of Popular Club Plan, Inc.
(d) reclassified to net assets held for disposal (relating to discontinuance of Clifford & Wills operations)

                                 EXHIBIT INDEX


    Exhibit
      No.                                                     Description
      --                                                      -----------
            2.1  Recapitalization Agreement, dated as of July 22, 1997 between TPG Partners II, L.P. and J. Crew
                 Group, Inc. (the "Recapitalization Agreement") (incorporated by reference to Exhibit 2.1 to
                 J. Crew Group. Inc's. Form S-4 Registration Statement, File No. 333-42427, filed December 16, 1997 (the
                 "Registration Statement"))

                 NOTE:  Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant
                 hereby undertakes to furnish to the Commission upon request copies of any schedule to the
                 Recapitalization Agreement.

            2.2  Amendment to Recapitalization Agreement, dated as of October 17, 1997 between TPG Partners II, L.P.
                 and J. Crew Group, Inc. (the "Amendment") (incorporated by reference to Exhibit 2.2 to the
                 Registration Statement)

                 NOTE:  Pursuant to the provisions of paragraph (b)(2) of Item 601 of Regulation S-K, the Registrant
                 hereby undertakes to furnish to the Commission upon request copies of any schedule to the Amendment.
            3.1  Restated Certificate of Incorporation of J. Crew Operating Corp. (incorporated by reference to Exhibit
                 3.1 to Registrant's Form S-4 Registration Statement, File No. 333-42423, filed December 16, 1997
                 ("Operating Registration Statement")

          3.2    By-laws of J. Crew Operating Corp. (incorporated by reference to Exhibit 3.14 to the Operating Registration
                 Statement)

            4.1  Indenture, dated as of October 17, 1997, between J. Crew Group, Inc., as issuer, and State Street
                 Bank and Trust Company, as trustee, relating to the Debentures (the "Indenture") (incorporated by reference to Exhibit 4.3 to the Registration Statement)

          4.2(a) Credit Agreement, dated as of October 17, 1997 ("Credit Agreement"), among J. Crew Group, Inc., J.
                 Crew Operating Corp., the Lenders Party thereto, the Chase Manhattan Bank, as Administrative Agent, and Donaldson, Lufkin & Jenrette Securities Corporation, as Syndication Agent (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement, filed February 6, 1998
                 (the "Amendment No. 1"))

          4.2(b) Amendment dated as of November 23, 1998 to the Credit Agreement

          4.2(c) Amendment dated as of March 18, 1998 to the Credit Agreement

          4.2(d) Amendment and Restatement Agreement dated as of April 20, 1999 relating to the Credit Agreement

           4.3   Guarantee Agreement dated as of October 17, 1997, among J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank
                 (incorporated by reference to Exhibit 4.6 to the Registration Statement)

            4.4  Indemnity, Subrogation and Contribution Agreement dated as of October 17, 1997, among J. Crew
                 Operating Corp., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.7 to the Registration Statement)

      Exhibit                                  Description
        No                                     -----------
        --

            4.5  Pledge Agreement, dated as of October 17, 1997 among J. Crew Operating Corp., J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase
                 Manhattan Bank (incorporated by reference to Exhibit 4.8 to the Registration Statement)

            4.6  Security Agreement, dated as of October 17, 1997 among J. Crew Operating Corp., J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase
                 Manhattan Bank (incorporated by reference to Exhibit 4.9 to the Registration Statement)

            4.7  Registration Rights Agreement, dated as of October 17, 1997 by and among J. Crew Group, Inc.,
                 Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. (incorporated by reference to Exhibit 4.10 to the Registration Statement)

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

          10.1+  Employment Agreement, dated October 17, 1997, among J. Crew Group, Inc., J. Crew Operating Corp., TPG
                 Partners II, L.P. (only with respect to Section 2(c) therein) and Emily Woods (the "Woods Employment
                 Agreement") (incorporated by reference to Exhibit 10.1 to the Registration Statement)

          10.2+  J. Crew Operating Corp. Senior Executive Bonus Plan (included as Exhibit A to the Woods Employment
                 Agreement filed as Exhibit 10.1)

          10.3+  Stock Option Grant Agreement, made as of October 17, 1997 between J. Crew Group, Inc. and Emily Woods
                 (time based) (incorporated by reference to Exhibit 10.3 to the Registration Statement)

          10.4+  Stock Option Grant Agreement, made as of October 17, 1997 between J. Crew Group, Inc. and Emily Woods
                 (performance based) (incorporated by reference to Exhibit 10.4 to the Registration Statement)

          10.5+  Letter Agreement between Matthew Rubel and J. Crew Group, Inc. (incorporated by reference to Exhibit
                 10.5 to Amendment No. 2 to the Registration Statement, filed February 26, 1998)

    Exhibit
      No.                                                      Description
      --                                                       -----------
           10.6+  Employment Agreement, dated February 24, 1998, among J. Crew Group, Inc., J. Crew Operating Corp.,
                  TPG Partners II, L.P. (only with respect to Section 2(c) therein) and Howard Socol (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for fiscal year 1997)

            10.7  Stockholders' Agreement, dated as of October 17, 1997, among J. Crew Group, Inc. and the Stockholder signatories thereto (incorporated by reference to Exhibit 4.1 to the Registration Statement)

            10.8  Stockholders' Agreement, dated as of October 17, 1997, among J. Crew Group, Inc., TPG Partners II,
                  L.P. and Emily Woods (included as Exhibit B to the Woods Employment Agreement filed as Exhibit 10.1)

            10.9  J. Crew Group, Inc. 1997 Stock Option Plan  (incorporated by reference to Exhibit 10.13 to the
                  Registration Statement)

           10.10  Contract Carrier Agreement, between J. Crew Group, Inc. and United Parcel Service, Inc.
                  (incorporated by reference to Exhibit 10.6 to the Registration Statement)

           10.11  Custom Pricing Agreement, made November 15, 1996 between Federal Express Corporation and
                  J. Crew Group, Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement)

           10.12  Letter Agreement dated July 29, 1996 between World Color and Clifford & Wills, Inc. (incorporated by reference to Exhibit 10.10 to the Registration Statement)

           10.13  Agreement dated August 14, 1997 between R.R. Donnelley & Sons Company and J. Crew Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement)

           10.14  Letter Agreement, dated April 17, 1998, between J. Crew Operating Corp. and Barry Erdos
                  (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for fiscal year 1997)

           27.1   Fianancial Data Schedule

+Management contract or compensatory plan or arrangement.