Form 10-Q
period 1999-05-01
J CREW OPERATING CORP
filed 1999-06-10
CIK 1051425

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 1, 1999

Commission file number  3-42423



                            J. CREW OPERATING CORP.
             (Exact name of registrant as specified in its charter)


             Delaware                                  22-3540930
     (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)               Identification No.)


                    770 Broadway, New York, New York  10003
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

As of May 24, 1999, there were outstanding 100 shares of Common Stock, par value $.01 per share.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Part I - Financial Information

Item 1.  Financial Statements


                    J.Crew Operating Corp. and Subsidiaries
                          Consolidated Balance Sheets

                                                                                                   May 1,               January 30,
                                                                                                    1999                   1999
                                                                                                 ----------             -----------
                                                                                                 (unaudited)
ASSETS                                                                                                    (In thousands)
CURRENT ASSETS:
Cash and cash equivalents                                                                          $  11,030              $   9,643
Merchandise inventories                                                                              162,105                156,022
Prepaid expenses and other current assets                                                             26,937                 38,026
Net assets held for disposal                                                                          21,971                 17,377
                                                                                                  ----------              ---------
              Total current assets                                                                   220,043                221,068
                                                                                                  ----------              ---------
PROPERTY AND EQUIPMENT - AT COST:                                                                    192,039                184,327
              Less accumulated depreciation and amortization                                         (69,681)               (64,577)
                                                                                                  ----------              ---------
                                                                                                     122,358                119,750

OTHER ASSETS                                                                                          13,235                 12,961
                                                                                                  ----------              ---------

TOTAL ASSETS                                                                                       $ 357,636              $ 353,779
                                                                                                   =========              =========

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:

Notes payable - bank                                                                               $  39,000              $  14,000
Accounts payable                                                                                      44,996                 40,130
Other current liabilities                                                                             35,107                 59,175
Federal and state income taxes                                                                         7,602                  3,847
Deferred income taxes                                                                                  1,522                  1,522
                                                                                                  ----------              ---------
              Total current liabilities                                                              128,227                118,674
                                                                                                  ----------              ---------
LONG-TERM DEBT                                                                                       194,000                194,000

DEFERRED CREDITS AND OTHER LONG TERM
LIABILITIES                                                                                           45,295                 44,799

DUE TO J.CREW GROUP, INC                                                                                 751                    751

STOCKHOLDER'S DEFICIT                                                                                (10,637)                (4,445)
                                                                                                  ----------              ---------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                                        $ 357,636              $ 353,779
                                                                                                  ==========              =========

           See notes to unaudited consolidated financial statements

                 J.CREW OPERATING CORP. INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      Thirteen weeks ended
                                                                                                  May 1, 1999         May 2, 1998
                                                                                                 -------------      ---------------
                                                                                                           (unaudited)
                                                                                                         (in thousands)
Revenues:
Net sales                                                                                         $ 142,280               $ 163,430
Other                                                                                                   695                   2,356
                                                                                                  ---------               ---------
                                                                                                    142,975                 165,786
                                                                                                  ---------               ---------
Cost of goods sold including buying and occupancy costs                                              78,918                  96,818

Selling, general and administrative expenses                                                         68,033                  80,968
                                                                                                  ---------               ---------
              Loss from operations                                                                   (3,976)                (12,000)

Interest expense - net                                                                               (6,346)                 (6,821)
                                                                                                  =========               =========
              Loss before income taxes                                                              (10,322)                (18,821)

Income tax benefit                                                                                    4,130                   7,700
                                                                                                   --------               ---------

              Net loss                                                                            $  (6,192)              $ (11,121)
                                                                                                  =========               =========

           See notes to unaudited consolidated financial statements

                     J.CREW OPERATING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Thirteen weeks ended
                                                                                                        May 1,              May 2,
                                                                                                         1999                1998
                                                                                                       --------            --------
                                                                                                                (unaudited)
                                                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
              Net loss                                                                                 ($ 6,192)           ($11,121)
              Adjustments to reconcile net loss to net cash
              used in operating activities:
                          Depreciation and amortization                                                   3,977               3,511
                          Amortization of deferred financing costs                                          482                 480
                          Provision for losses on accounts receivable                                      --                 1,651
              Changes in assets and liabilities providing/(using) cash:
                          Accounts receivable                                                              --                   133
                          Merchandise inventories                                                        (6,083)                393
                          Prepaid expenses and other current assets                                      11,089              11,286
                          Other assets                                                                     (855)               (819)
                          Net assets held for disposal                                                   (4,594)               --
                          Accounts payable                                                                4,866                 301
                          Federal and state income taxes                                                  3,755              (7,900)
                          Other liabilities                                                             (23,456)            (28,541)
                                                                                                        -------             -------
              Net cash used in operating activities                                                     (17,011)            (30,626)
                                                                                                        -------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
              Capital expenditures                                                                       (7,712)             (8,169)
              Proceeds from construction allowances                                                       1,110               1,923
                                                                                                        -------             --------
              Net cash used in investing activities                                                      (6,602)             (6,246)
                                                                                                        =======             ========
CASH FLOWS FROM FINANCING ACTIVITIES:
              Increase in notes payable, bank                                                            25,000              38,000
                                                                                                        =======             ========
INCREASE IN CASH AND CASH EQUIVALENTS                                                                     1,387               1,128

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                            9,643              12,166
                                                                                                        -------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                               $ 11,030            $ 13,294
                                                                                                        =======             ========

           See notes to unaudited consolidated financial statements

                 J.CREW OPERATING CORP. AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

             THIRTEEN WEEKS ENDED MAY 2, 1998 AND MAY 1, 1999


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of J.Crew Operating Corp. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of May 1, 1999 and the consolidated statements of operations and cash flows for the thirteen week periods ended May 2, 1998 and May 1, 1999 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 30, 1999.

The revenues and expenses of the discontinued Clifford and Wills catalog and outlet store operations for the thirteen weeks ended May 1, 1999 were not material and, as a result, have been netted in the accompanying consolidated statement of operations. The net assets of these operations were written down to net realizable value at January 30, 1999 based on a plan to dispose of existing and committed inventories. The results during the thirteen weeks ended May 1, 1999 did not substantially deviate from this plan.

The results of operations for the thirteen week period ended May 1, 1999 are not necessarily indicative of the operating results for the full fiscal year.


2.  SEGMENT REPORTING

Segment revenues and loss from operations, including a reconciliation to the Company's consolidated loss before income taxes, is as follows:


                                   Thirteen weeks ended
                                   --------------------
                                     May 1,     May 2,
Revenues:                             1999       1998
---------                             ----       ----
 j.crew                             $142,975   $106,532
 popular club plan                       ---     44,897
 clifford & wills                        ---     14,357
                                    --------   --------
                                    $142,975   $165,786
                                    --------   --------

Operating loss:
---------------
  j.crew                            $ (3,875)  $ (8,812)
  popular club plan                      ---     (1,356)
  clifford & wills                       ---     (1,381)
                                    --------   --------
                                      (3,875)   (11,549)

  corporate                             (101)      (451)
  interest expense, net               (6,346)    (6,821)
                                    --------   --------

  loss before income taxes          $(10,322)  $(18,821)
                                    --------   --------

FORWARD LOOKING STATEMENTS

Certain statements in this Report on Form 10-Q constitute "forward -looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performances or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, Year 2000 issues, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three months ended May 1, 1999 decreased to $143.0 million from $165.8 million in the three months ended May 2, 1998. This decrease in revenues resulted from the sale of Popular Club Plan (PCP) and the discontinuance of the operations of Clifford & Wills (C&W) in 1998 which accounted for an aggregate decrease of $59.3 million. J.Crew brand revenues increased by $36.5 million from $106.5 million in the first quarter of 1998 to $143.0 million in the first quarter of 1999, an increase of 34.3%.

The revenues of J.Crew Retail increased from $50.0 million in the first quarter of 1998 to $64.6 million in the first quarter of 1999. This increase was due primarily to the sales from the 14 stores opened during 1998. Comparable store sales in the first quarter of 1999 increased by 10.5%. The number of stores open at May 1, 1999 increased to 67 from 65 at January 30, 1999.

The revenues of J.Crew Mail Order increased from $38.6 million in the first quarter of 1998 to $58.6 million in the first quarter of 1999. This increase in revenues resulted primarily from a 29% increase in pages circulated from 1.4 billion in the first quarter of 1998 to 1.8 billion in the first quarter of 1999. Revenues from jcrew.com (which are included in J.Crew Mail Order revenues) increased to approximately $10.0 million in the first quarter of 1999 from approximately $2.0 million in the first quarter of 1998.

The revenues of J.Crew Factory increased from $17.2 million in the first quarter of 1998 to $19.0 million in the first quarter of 1999.

Costs of goods sold including buying and occupancy costs decreased as a percentage of revenues from 58.4% in the first quarter of 1998 to 55.2% in the first quarter of 1999. The first quarter of 1999 was favorably impacted by a decrease in buying and occupancy costs as a percentage of revenue due to the increase in net sales at J.Crew Mail Order. The first quarter of 1998 was adversely impacted by additional markdowns required to dispose of inventory overstocks. Furthermore, the initial mark-up of Popular Club Plan merchandise was lower than J.Crew brand merchandise.

Selling, general and administrative expenses decreased to $68.0 million in the three months ended May 1, 1999 from $81.0 million in the three months ended May 2, 1998. Approximately $27.6 million of selling, general and administrative expenses in the first quarter of 1998 resulted from the operations of PCP and C&W. Selling, general and administrative expenses of J.Crew brand increased to $68.0 million in the first quarter of 1999 from $53.4 million in the first quarter of 1998. This increase resulted from an increase in selling expenses of $4.6 million as a result of the increase in pages circulated and an increase in general and administrative expenses of $10.0 million due to
(a) the increase in the number of retail stores in operation during the first quarter of 1999 compared to the first quarter of 1998, and (b) an increase in consulting fees and other costs attributable to information technology initiatives. As a percentage of revenues selling, general and administrative expenses decreased to 47.6% of revenues in the first quarter of 1999 from 48.8% in the first quarter of 1998.

The decrease in interest expense from $6.8 million in the first quarter of 1998 to $6.3 million in the first quarter of 1999 resulted from the pay down of $26.0 million of the term loan in the fourth quarter of 1998. Average borrowings under revolving credit arrangements were $26.5 million in the first quarter of 1999 compared to $22.1 million in the first quarter of 1998.

The decrease in the loss before income taxes from $18.8 million in the first quarter of 1998 to $10.3 million in the first quarter of 1999 resulted primarily from the operations of J.Crew Mail Order.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              10.1 Employment Agreement dated May 3, 1999 between J. Crew Group, Inc. and Mark Sarvary.

              27. Financial Data Schedule.

         (b)  Reports on Form 8-K.

              The Company filed a report on Form 8-K dated March 3, 1999, and the item reported was Item 5. Other Events.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               J. CREW OPERATING CORP.
                                               (Registrant)


Date:  June 9, 1999                            By:  /s/  Mark Sarvary
                                                    -------------------
                                                         Mark Sarvary
                                                         Chief Executive Officer



Date:  June 9, 1999                            By:  /s/  Scott M. Rosen
                                                    ---------------------
                                                         Scott M. Rosen
                                                         Chief Financial Officer