Form 10-Q
period 1999-07-31
J CREW OPERATING CORP
filed 1999-09-13
CIK 1051425

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


        [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

As of August 16, 1999, there were outstanding 100 shares of Common Stock, par value $.01 per share.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Part I - Financial Information
Item 1 - Financial Statements



                   J.Crew Operating Corp. and Subsidiaries
                          Consolidated Balance Sheets

                                                                         July 31,                     January 30,
                                                                           1999                          1999
                                                                       -------------                --------------
                                                                       (unaudited)
ASSETS                                                                                (in thousands)
------
CURRENT ASSETS:

Cash and cash equivalents                                              $      15,950                  $      9,643
Merchandise inventories                                                      161,416                       156,022
Prepaid expenses and other current assets                                     29,330                        38,026
Net assets held for disposal                                                  18,473                        17,377
                                                                       -------------                  ------------

             Total current assets                                            225,169                       221,068
                                                                       -------------                  ------------

PROPERTY AND EQUIPMENT - AT COST:                                            205,178                       184,327
        Less accumulated depreciation and amortization                       (74,816)                      (64,577)
                                                                       -------------                  ------------
                                                                             130,362                       119,750

OTHER ASSETS                                                                  12,347                        12,961
                                                                       -------------                  ------------

TOTAL ASSETS                                                           $     367,878                  $    353,779
                                                                       =============                  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

Notes payable  -  bank                                                 $      36,000                  $     14,000
Accounts payable                                                              52,397                        40,130
Other current liabilities                                                     46,343                        59,175
Federal and state income taxes                                                 4,303                         3,847
Deferred income taxes                                                          1,522                         1,522
                                                                       -------------                  ------------

             Total current liabilities                                       140,565                       118,674
                                                                       -------------                  ------------

LONG-TERM DEBT                                                               194,000                       194,000

DEFERRED CREDITS AND OTHER LONG TERM
LIABILITIES                                                                   47,987                        44,799

DUE TO J.CREW GROUP, INC.                                                        751                           751

STOCKHOLDERS' DEFICIT                                                        (15,425)                       (4,445)
                                                                       -------------                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $     367,878                  $    353,779
                                                                       =============                  ============

           See notes to unaudited consolidated financial statements

                   J. CREW OPERATING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Twenty-six weeks ended
                                                                                  July 31, 1999                  August 1, 1998
                                                                                -----------------                ---------------
                                                                                                   (unaudited)
                                                                                                  (in thousands)
Net sales..........................................................              $       290,292                  $     337,656
Other revenues.....................................................                        1,393                          4,327
                                                                                -----------------                ---------------
          Revenues                                                                       291,685                        341,983

Cost of goods sold, including buying and occupancy costs...........                      166,281                        197,950

Selling, general and administrative expenses.......................                      131,150                        164,526
                                                                                -----------------                ---------------
          Loss from operations ....................................                       (5,746)                       (20,493)

Interest expence - net.............................................                      (12,819)                       (14,360)
                                                                                -----------------                ---------------
          Loss before income taxes ................................                      (18,565)                       (34,853)

Income tax benefit                                                                         7,585                         13,940
                                                                                -----------------                ---------------
          Net loss ................................................               $      (10,980)                 $     (20,913)
                                                                                =================                ===============

           See notes to unaudited consolidated financial statements

                    J.CREW OPERATING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               Thirteen weeks ended
                                                                                    July 31, 1999                  August 1, 1998
                                                                                    -------------                  --------------
                                                                                                     (unaudited)
                                                                                                    (in thousands)
Net sales..................................................................         $     148,012                  $     $174,226
Other revenues.............................................................                   698                           1,971
                                                                                    -------------                  --------------

       Revenues                                                                           148,710                         176,197

Cost of goods sold, including buying and occupancy costs                                   87,363                         101,132

Selling, general and administrative expenses...............................                63,117                          83,558
                                                                                    -------------                  --------------

       Loss from operations ...............................................                (1,770)                         (8,493)

Interest expense - net.....................................................                (6,473)                         (7,539)
                                                                                    -------------                  --------------

       Loss before income taxes ...........................................                (8,243)                        (16,032)

Income tax benefit.........................................................                 3,455                           6,240
                                                                                    -------------                  --------------

       Net loss ...........................................................         $      (4,788)                 $       (9,792)
                                                                                    =============                  ==============


       See notes to unaudited consolidated financial statements

                    J.CREW OPERATING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Twenty - six weeks Ended

                                                                                   July 31, 1999        August 1, 1998
                                                                                   -------------        --------------
                                                                                                (unaudited)
                                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss..............................................................       $ (10,980)             (20,913)
       Adjustments to reconcile net loss to net cash used in operating activities:

                 Depreciation and amortization...............................           7,988                7,204
                 Write-off of impaired assets................................             750                    -
                 Amortization of deferred financing costs....................             971                1,104
                 Provision for losses on accounts receivable.................               -                3,084
       Changes in assets and liabilities providing/(using) cash:
                 Accounts receivable.........................................               -               (2,834)
                 Merchandise inventories.....................................          (5,394)             (31,867)
                 Prepaid expenses and other current assets...................           8,696               10,802
                 Net assets held for disposal................................          (1,096)                   -
                 Income taxes................................................             456              (14,160)
                 Other assets................................................            (564)              (4,094)
                 Accounts payable............................................          12,267               29,507
                 Other liabilities...........................................         (12,126)             (20,209)
                                                                                    ---------            ---------

       Net cash provided by (used in) operating activities...................             968              (42,376)
                                                                                    =========            =========
CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures..................................................         (21,601)             (15,704)
       Proceeds from construction allowances.................................           4,940                2,023
                                                                                    ---------            ---------
       Net cash used in investing activities.................................         (16,661)             (13,681)
                                                                                    =========            =========
CASH FLOWS FROM FINANCING ACTIVITIES:

       Increase in notes payable, bank.......................................          22,000               56,000
                                                                                    =========            =========

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................          6,307                  (57)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................           9,643               12,166
                                                                                    ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................       $  15,950               12,109
                                                                                    =========            =========

           See notes to unaudited consolidated financial statements

                    J.CREW OPERATING CORP. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  TWENTY-SIX WEEKS AND THIRTEEN WEEKS ENDED JULY 31, 1999 AND AUGUST 1, 1998

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of J.Crew Operating Corp. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of July 31, 1999 and the consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 30, 1999.

The revenues and expenses of the discontinued Clifford and Wills catalog and outlet store operations for the thirteen and twenty-six weeks ended July 31, 1999 were not material and, as a result, have been netted in the accompanying consolidated statement of operations. The net assets of these operations were written down to net realizable value at January 30, 1999 based on a plan to dispose of existing and committed inventories. The results during the twenty-six weeks ended July 31, 1999 did not substantially deviate from this plan.

The results of operations for the thirteen and twenty-six week periods ended July 31, 1999 are not necessarily indicative of the operating results for the full fiscal year.

2.   SEGMENT REPORTING

Segment revenues and loss from operations, including a reconciliation to the Company's consolidated loss before income taxes, is as follows:

                            Twenty-six weeks ended                    Thirteen weeks ended
                            -----------------------                   ---------------------
                                                     ($ in millions)
Revenues:                        July 31, 1999       August 1, 1998       July 31, 1999      August 1, 1998
--------                         -------------       --------------       -------------      --------------
j.crew                           $291.7              $234.1               $148.7             $127.6
popular club plan                     -                75.2                    -               30.3
clifford & wills                      -                32.7                    -               18.3
                                 ------              ------               ------             ------
                                 $291.7              $342.0               $148.7             $176.2
                                 ------              ------               ------             ------

Operating loss:
--------------
j.crew                           $ (5.1)             $(13.8)              $ (1.0)            $ (4.8)
popular club plan                     -              (  2.9)                   -               (1.5)
clifford & wills                      -              (  2.5)                   -               (1.2)
corporate                          ( .7)             (  1.3)                ( .7)              (1.0)
interest expense, net             (12.8)              (14.4)                (6.5)              (7.5)
                                 ------              ------               ------             ------
loss before income taxes         $(18.6)             $(34.9)              $ (8.2)            $(16.0)
                                 ------              ------               ------             ------

FORWARD LOOKING STATEMENTS

Certain statements in this Report on Form 10-Q constitute "forward - looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward - looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, Year 2000 issues, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward - looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in event, conditions or circumstances on which any such statement is based.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Thirteen weeks ended July 31, 1999 versus thirteen weeks ended August 1, 1998

Revenues for the three months ended July 31, 1999 decreased to $148.7 million from $176.2 million in the three months ended August 1, 1998. This decrease in revenues resulted from the sale of Popular Club Plan (PCP) and the discontinuance of the operations of Clifford & Wills (C&W) in 1998, which accounted for an aggregate decrease of $48.6 million. J.Crew brand revenues increased by $21.1 million from $127.6 million in the second quarter of 1998 to $148.7 million in the second quarter of 1999, an increase of 16.5%.

Revenues of J.Crew Retail increased from $58.0 million in the second quarter of 1998 to $71.4 million in the second quarter of 1999. This increase was due primarily to the sales from the new stores opened for less than a full fiscal year. Comparable stores sales in the second quarter of 1999 increased by 4.2%. The number of stores open at July 31, 1999 increased to 73 from 67 at May 1, 1999.

Revenues of J.Crew Direct (which includes J.Crew Mail Order and jcrew.com) increased from $44.7 million in the second quarter of 1998 to $51.0 million in the second quarter of 1999. Revenues from jcrew.com increased to $9.4 in the second quarter of 1999 from $2.8 million in the second quarter 1998. Revenues from J.Crew Mail Order decreased to $41.6 million in the second quarter of 1999 from $41.9 million in the second quarter of 1998. Pages circulated increased from 1.5 billion in the second quarter of 1998 to 1.7 billion in the second quarter of 1999, an increase of 13%.

Revenues of J.Crew Factory increased from $24.2 million in the second quarter of 1998 to $25.6 million in the second quarter of 1999.

Costs of goods sold, including buying and occupancy costs, increased as a percentage of revenues from 57.4% in the second quarter of 1998 to 58.7% in the second quarter of 1999. Excluding the operations of PCP and C&W, the cost of goods sold, including buying and occupancy costs, decreased as a percentage of revenues from 60.1% in the second quarter of 1998 to 58.7% in the second quarter of 1999. The second quarter of 1998 was adversely impacted by additional markdowns required to dispose of inventory overstocks.

Selling, general and administrative expenses decreased to $63.1 million in the three months ended July 31, 1999 from $83.6 million in the three months ended August 1, 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 42.4% of revenues in the second quarter of 1999 from 47.4% in the second quarter of 1998. Approximately $26.5 million of selling, general and administrative expenses in the second quarter of 1998 resulted from the operations of PCP and C&W. Selling, general and administrative expenses of J.Crew brand increased to $63.1 million in the second quarter of 1999 from $57.1 million in the second quarter of 1998. This increase resulted from an increase in general and administrative expenses of $10.9 million due to (a) the increase in the number of retail stores in operation during the second quarter of 1999 compared to the second quarter of 1998, and (b) an increase in consulting fees and other costs attributable to information technology initiatives, which increase was offset by a $4.9 million decrease in selling expenses. Despite the increase in pages circulated, selling expense for the second quarter decreased as a result of a decrease in the allocation of total selling expense for the spring season in the second quarter as compared to the first quarter, a decrease in paper costs and efficiencies in the catalog production process.

The decrease in interest expense from $7.5 million in the three months ended August 1, 1998 to $6.5 million in the three months ended July 31, 1999 resulted primarily from the pay down of $26.0 million of the term loan in the fourth quarter of 1998. Average borrowings under revolving credit arrangements were $34.3 million in the second quarter of 1999 compared to $45.7 million in the second quarter of 1998.

The decrease in the loss before income taxes from $16.0 million in the three months ended August 1, 1998 to $8.2 million in the three months ended July 31, 1999 resulted primarily from the improvement in the operations of J.Crew Direct and the inclusion of the losses incurred by the PCP and C&W operations in the second quarter of 1998.

Results of Operations - Twenty six weeks ended July 31, 1999 versus twenty six weeks ended August 1, 1998

Revenues for the six months ended July 31, 1999 decreased to $291.7 million from $342.0 million in the six months ended August 1, 1998. This decrease in revenues resulted from the sale of Popular Club Plan and the discontinuance of the operations of Clifford & Wills in 1998, which accounted for an aggregate decrease of $107.9 million. J.Crew brand revenues increased by $57.6 million from $234.1 million in the first six months of 1998 to $291.7 million in the first six months of 1999, an increase of 24.6%.

Revenues of J.Crew Retail increased from $108.0 million in the six months ended August 1, 1998 to $136.0 million in the six months ended July 31, 1999. This increase was due primarily to sales from new stores opened for less than a full fiscal year. Comparable stores sales in the six months ended July 31, 1999 increased by 7.1%. The number of stores open at July 31, 1999 increased to 73 from 65 at January 30, 1999.

Revenues of J.Crew Direct increased from $83.2 million in the six months ended August 1, 1998 to $109.7 million in the six months ended July 31, 1999. Revenues for J.Crew Mail Order increased from $79.0 million in the first six months of 1998 to $90.4 million in the first six months of 1999. This increase resulted primarily from a 21% increase in pages circulated from 2.9 billion in the first six months of 1998 to 3.5 billion in the first six months of 1999. Revenues from jcrew.com increased to $19.3 million in the first six months ended July 31, 1999 from $4.2 million in the first six months ended August 1, 1998.

Revenues of J.Crew Factory increased from $41.5 million in the six months ended August 1, 1998 to $44.6 million in the six months ended July 31, 1999.

Costs of goods sold, including buying and occupancy costs, decreased as a percentage of revenues from 57.9% in the six months ended August 1, 1998 to 57.0% in the six months ended July 31, 1999. Excluding the operations of PCP and C&W, cost of goods sold including buying and occupancy costs decreased from 59.5% in the first six months of 1998 to 57.0% in the first six months of 1999. This decrease resulted primarily from a decrease in buying and occupancy costs, as a percentage of J.Crew Brand revenues in the first six months of 1999 compared to the first six months of 1998, and the impact of additional markdowns required to dispose of inventory overstocks in the first six months of 1998.

Selling, general and administrative expenses decreased to $131.1 million in the six months ended July 31, 1999 from $164.5 million in the six months ended August 1, 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 44.9% of revenues in the six months ended July 31, 1999 from 48.1% in the six months ended August 1, 1998. Approximately $54.6 million of selling, general and administrative expenses in the six months ended August 1, 1998 resulted from the operations of PCP and C&W. Selling, general and administrative expenses of J.Crew brand increased to $131.1 million in the six months ended July 31, 1999 from $109.9 million in the six months ended August 1, 1998. This increase resulted from an increase in general and administrative expenses of $21.6 million due to (a) the increase in the number of retail stores in operation during the six months ended July 31, 1999 compared to the first six months of 1998, and (b) an increase in consulting fees and other costs attributable to information technology initiatives. Selling expenses were $31.0 million for the six months ended August 1, 1998 compared to $30.6 million for the six months ended July 31, 1999. The selling expenses associated with the increase in pages circulated were offset primarily by a decrease in paper costs and efficiencies in the catalog production process.

The decrease in interest expense from $14.4 million in the six months ended August 1, 1998 to $12.8 million in the six months ended July 31, 1999 resulted primarily from the pay down of $26.0 million of the term loan in the fourth quarter of 1998. Average borrowings under revolving credit arrangements were $30.4 million in the six months ended July 31, 1999 compared to $34.0 million in the six months ended August 1, 1998.

The decrease in the loss before income taxes from $34.9 million in the six months ended August 1, 1998 to $18.6 million in the six months ended July 31, 1999 resulted primarily from the improvement in the operations of J.Crew Direct and the inclusion of the losses incurred by the PCP and C&W operations in the first six months of 1998.

                          PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the period covered by this Report.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   J. CREW OPERATING CORP.
                                   (Registrant)


Date: September 8, 1999            By:  /s/ Mark Sarvary
                                      ----------------------------
                                         Mark Sarvary
                                         Chief Executive Officer



Date: September 8, 1999            By:  /s/ Scott M. Rosen
                                      ----------------------------
                                         Scott M. Rosen
                                         Chief Financial Officer