Form 10-K405
period 2000-01-29
J CREW OPERATING CORP
filed 2000-04-25
CIK 1051425

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended January 29, 2000

                        Commission File Number 333-42423

                             J. CREW OPERATING CORP.
             (Exact name of registrant as specified in its charter)

              Delaware                                 22-3540930
              --------                                 ----------
   (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

      770 Broadway, New York, New York                    10003
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

As of April 1, 2000, there were 100 shares of Common Stock, par value $.01 per share, outstanding.

Documents incorporated by reference:      None

The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Certain statements in this Annual Report on Form 10K under the captions "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Financial Statements and Supplementary Data" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward looking statements in our periodic reports to the Securities and Exchange Commission on Form 10Q, 8K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

References herein to fiscal years are to the fiscal years of J. Crew Operating Corp., which end on the Friday closest to January 31 in the following calendar year for fiscal years 1995 and 1996 and on the Saturday closest to January 31 in the following calendar year for fiscal years 1997, 1998 and 1999. Accordingly, fiscal years 1995, 1996, 1997, 1998 and 1999 ended on February 2, 1996, January 31, 1997, January 31, 1998, January 30, 1999 and January 29, 2000. All fiscal years for which financial information is included had 52 weeks.

In connection with the recapitalization (the "Recapitalization") of J.Crew Group, Inc., a New York corporation ("Holdings"), Holdings organized J.Crew Operating Corp., a Delaware corporation ("Operating Corp."), and immediately prior to the consummation of the Recapitalization, Holdings transferred substantially all of its assets and liabilities to Operating Corp.

References in this Report to the "Company" and "J. Crew" mean J. Crew Operating Corp. and its subsidiaries, unless the context requires otherwise.


                                     Part I

ITEM 1.            BUSINESS

General

The Company is a leading retailer of women's and men's apparel, shoes and accessories operating under the J. Crew (R) brand name. The Company has built a strong and widely recognized brand name known for its timeless styles at price points that the Company believes represent exceptional product value. The J. Crew image has been built and reinforced over its 17-year history through the circulation of more than 700 million catalogs that use magazine-quality photography to portray a classic American perspective and aspirational lifestyle. Many of the original items introduced by the Company in the early 1980s (such as the rollneck sweater, weathered chino, barn jacket and pocket tee) were instrumental in establishing the J. Crew brand and continue to be core product offerings. The Company has capitalized on the strength of the J. Crew brand to provide customers with clothing to meet more of their lifestyle needs, including casual, career and sport.

The J. Crew merchandising strategy emphasizes timeless styles and a broad assortment of high-quality products designed to provide customers with one-stop shopping opportunities at attractive prices. J. Crew retail stores, catalogs and its Internet site offer a full line of men's and women's basic durables (casual weekend wear), sport, swimwear, accessories and shoes, as well as the more tailored men's and women's "Classics" lines. Approximately 60% of the Company's

J. Crew brand sales are derived from its core offerings of classics, durables and sport clothing, the demand for which the Company believes is stable and resistant to changing fashion trends. The Company believes that the J. Crew image and merchandising strategy appeal to college-educated, professional and affluent customers who, in the Company's experience, have demonstrated strong brand loyalty and a tendency to make repeat purchases.

J. Crew products are distributed exclusively through the Company's retail and factory outlet stores, catalogs and the Company's Internet site, jcrew.com. The Company currently circulates over 75 million J. Crew catalogs per annum and operates 81 J. Crew retail stores and 42 J. Crew factory outlet stores. In addition, J. Crew products are distributed through 70 free-standing and shop-in-shop stores in Japan under a licensing agreement with Itochu Corporation.

The Company has three major operating divisions: J. Crew Direct, J. Crew Retail, and J. Crew Factory Outlets, each of which operate under the J. Crew brand name. In 1999, products sold under the J. Crew brand contributed $716.6 million in revenues. J. Crew brand revenues in 1999 were comprised of $333.6 million from
J. Crew Retail, $278.5 million from J. Crew Direct, $102.0 million from J. Crew Factory Outlet and $2.5 million of licensing revenues. The Company also markets to its customers through its Internet site (jcrew.com). Revenues derived from the Internet, which were $65.2 million for 1999, are included in J. Crew Direct revenues.

Effective as of October 30, 1998 the Company sold Popular Club Plan, Inc. and subsidiaries (PCP) to The Fingerhut Companies, Inc. for $42.0 million and the assumption of an accounts receivable securitization facility. Revenues for the nine months ended October 30, 1998 were $124.1 million. A gain on the sale of $10.0 million was included in the results of operations in fiscal 1998. An additional gain of $1.0 million was recognized in fiscal 1999 from the reversal of certain estimated liabilities recorded at the date of sale.

In 1998, management of the Company made a decision to exit the operations of its Clifford & Wills mail order and factory outlet subsidiaries (C&W). Revenues for the year ended January 30, 1999 were $74.3 million. A charge of $13.3 million was included in fiscal 1998 operations to write down the assets of C&W to net realizable value and to provide for certain additional costs in connection with the discontinuance of the C&W operations, including severance and lease termination costs. Additionally, fourth quarter charges of $1.7 million, included in selling expense, were incurred relating to deferred catalog costs. In February 2000 the Company sold certain intellectual property assets to Spiegel Catalog Inc. for $3.9 million. In connection with this sale the Company agreed to cease the fulfillment of catalog orders but retained the right to operate its outlet stores and conduct other liquidation sales of inventories through December 31, 2000. After consideration of the proceeds of the sale and other terms of the agreement the Company provided an additional $4,000,000 to write down inventories to net realizable value as of January 29, 2000.

ITEM 2.    PROPERTIES

The Company is headquartered in New York City. The New York City headquarters' offices are leased under a lease agreement expiring in 2012 (not including renewal options). The Company owns two telemarketing and distribution facilities: a 406,500-square-foot telemarketing and distribution center for J. Crew Direct operations in Lynchburg, Virginia and a 192,500-square-foot telemarketing and distribution center in Asheville, North Carolina servicing the
J. Crew Retail and Factory Outlet store operations.

As of January 29, 2000, the Company operated 81 J. Crew retail stores and 42 factory outlet stores in 34 states and the District of Columbia. All of the retail and factory outlet stores are leased from third parties, and the leases in most cases have terms of 10 to 12 years, not including renewal options. As a general matter, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is comprised of annual base rent plus a contingent rent payment based on the store's sales in excess of a specified threshold. Substantially all the leases are guaranteed by Holdings.

ITEM 3.    LEGAL PROCEEDINGS

     Routine litigation is pending against the Company with respect to matters incidental to its business. Although the outcome of litigation cannot be predicted with certainty, in the opinion of the Company, none of those actions should have a material adverse effect on the financial condition of the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

                                     PART II

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

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

ITEM 6.    SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the audited consolidated financial statements of the Company for the three-year period ended January 29, 2000 and notes thereto included elsewhere in this Annual Report on Form 10-K.

Fiscal 1999 Compared to Fiscal 1998

Revenues
--------

Revenues decreased 13.1% to $716.6 million in the fiscal year ended January 29, 2000 from $824.3 million in the fiscal year ended January 30, 1999. The decrease in revenues was attributable to the sale of Popular Club Plan, effective as of October 30, 1998 and the discontinuance of Clifford & Wills operations which resulted in a decrease of $198.4 million. This decrease was offset by increases of $59.6 million in J. Crew Retail and $25.8 million in J.Crew Direct. Excluding Popular Club Plan and Clifford & Wills, revenues increased 14.5% from $625.9 million in fiscal 1998 to $716.6 million in fiscal 1999.

J. Crew Retail revenues increased by 21.8% from $274.0 million in fiscal 1998 to $333.6 million in fiscal 1999. The percentage of the Company's total revenues derived from J. Crew Retail increased to 46.6% in fiscal 1999 compared to 33.2% in fiscal 1998. This increase was attributed to $54.6 million from the opening of new stores and $5.0 million from an increase in comparable store sales of 1.8%. The number of stores opened at January 29, 2000 increased to 81 from 65 at January 30, 1999.

J. Crew Direct revenues (which includes revenues from catalog and internet operations) increased by 10.2% from $252.8 million in fiscal 1998 to $278.5 million in fiscal 1999. The percentage of the Company's total revenues derived from J. Crew Direct increased to 38.9% in fiscal 1999 from 30.7% in fiscal 1998. This increase was primarily due to an increase in net sales from j.crew.com which increased to $65.2 million fiscal 1999 from $21.6 million in fiscal 1998.Catalog sales decreased to $213.3 million in fiscal 1999 from $231.2 million in fiscal 1998 as the Company adopted initiatives to migrate catalog customers to the Internet.

J. Crew Factory Outlet revenues increased by 5.7% from $96.5 million in fiscal 1998 to $102.0 million in fiscal 1999. The percentage of the Company's total revenues derived from J. Crew Factory Outlet increased to 14.2% in fiscal 1999 from 11.7% in fiscal 1998. Comparable store sales for J. Crew Factory Outlet increased by 3.8% in fiscal 1999. J. Crew Factory Outlet closed three stores in fiscal 1999 and 42 stores were open at January 29, 2000.


Cost of sales, including buying and occupancy costs
---------------------------------------------------

Cost of sales, including buying and occupancy costs as a percentage of revenues decreased to 55.1% in fiscal 1999 compared to 55.9% in fiscal 1998. Excluding the operations of PCP and C&W, cost of sales including buying and occupancy costs decreased to 55.1% in fiscal 1999 from 56.2% in fiscal 1998. This decrease was caused primarily by an increase in initial mark up caused by a decrease in the cost of merchandise.

Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative expenses decreased to $281.0 million in fiscal 1999 (39.2% of revenues) from $335.7 million in fiscal 1998 (40.7% of revenues). Approximately $94.4 million of selling, general, and administrative expenses in fiscal 1998 resulted from the operations of PCP and C&W.

Selling, general and administrative expenses of the J.Crew brand increased to $281.0 million in fiscal 1999 (39.2% of revenues) from $241.3 million in fiscal 1998 (38.6% of revenues). This increase resulted primarily from an increase in general and administrative expenses of $31.8 million due to (a) an increase in the number of retail stores in operation during fiscal 1999 compared to fiscal 1998; (b) an increase in consulting fees and other expenses attributable to information technology initiatives; and (c) an increase in marketing expenses of approximately $8 million, primarily direct advertising, devoted to increasing customer awareness of the Company's Internet site.

Selling expenses were $75.7 million in fiscal 1999 (10.6% of revenues) compared to $67.8 million in fiscal 1998 (10.8% of revenues). This increase was due to $6.0 million of direct advertising related to the Internet and an increase in pages circulated from 8.8 billion pages in fiscal 1998 to 9.3 billion pages in fiscal year 1999, an increase of 5.7%. These increases in selling expenses were partially offset by decreases related to efficiencies in the catalog production process.

Write-down of assets and other charges in connection with the discontinuance of
-------------------------------------------------------------------------------
Clifford & Wills
----------------


An additional charge of $4.0 million was incurred in fiscal 1999 to write down the carrying value of inventories to net realizable value. (See note 2 to the consolidated financial statements).

Other charges
-------------

Other charges in fiscal 1999 include $7.0 million relating to the write off of certain software development costs which were impaired by the decision of the Company to adopt an enterprise resource planning system for its future information technology requirements.

Gain on sale of subsidiary
--------------------------

An additional gain of $1.0 million was recognized in fiscal 1999 from a reduction in certain estimated liabilities established at the time of sale.(See note 2 to the consolidated financial statements).

Interest expense
----------------

Interest expense, net decreased to $26.6 million in fiscal 1999 from $28.6 million in fiscal 1998. This decrease resulted primarily from lower average borrowings during fiscal 1999 under the Revolving Credit Facility and the reduced term loan balances which was offset by interest related to the settlement of a sales and use tax assessment. Average borrowings under a Revolving Credit Facility required to fund inventories and capital expenditures were $30.8 million in fiscal 1999 and $47.5 million in fiscal 1998.

Income Taxes
------------

The effective tax rate was 54.7% in fiscal 1999 compared to (35.5)% in fiscal 1998. The increase in the effective tax rate in 1999 was primarily due to pre-tax earnings in fiscal 1999 compared to pre-tax losses in fiscal 1998. The excess of the effective rate in fiscal 1999 over the normal statutory rates resulted from the inability of certain subsidiaries to deduct net operating losses for state tax purposes.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Revolving Credit Facility and the Term Loan Facility. In order to manage this interest rate risk, the Company entered into an interest rate swap agreement for a notional principal amount of $50 million which expires in October 2000. This agreement converts the interest rate to a fixed rate of 6.23%. If this interest rate swap agreement was settled on January 29, 2000 the Company would have received $62,000.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at January 29, 2000 were approximately $38.3 million.

Furthermore, the Company has a licensing agreement in Japan which provides for royalty payments based on sales of J. Crew merchandise as denominated in yen. The Company has from time to time entered into forward foreign exchange contracts to minimize this risk. At January 29, 2000, there was a forward foreign exchange contract outstanding to sell 120 million Yen which expires on March 31, 2000.

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

ITEM 11     EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I 1(a) and (b) of Form 10-K.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1.     Financial Statements

              The following financial statements of J. Crew Operating Corp. and subsidiaries are included in Item 8:

              (i)    Report of KPMG LLP, Independent Auditors
              (ii) Consolidated Balance Sheets - as of January 29, 2000 and January 30, 1999
              (iii) Consolidated Statements of Operations - Years ended January 29, 2000, January 30, 1999 and January 31, 1998
              (iv) Consolidated Statements of Cash Flows - Years ended January 29, 2000, January 30, 1999 and January 31, 1998
              (v)    Notes to consolidated financial statements

       2.     Financial Statements Schedules

              Schedule II    Valuation and Qualifying Accounts.

       3.     Exhibits

              The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)    Reports on Form 8-K

       The Company has not filed any reports on Form 8-K during the fiscal quarter ended January 29, 2000.

(c)    Exhibits

       See Item 14(a)3 above.

(d)    Financial Statement Schedules

       See Item 14(a)1 and 14(a)2 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       J. CREW OPERATING CORP.
Date: April 17, 2000
                                    By:  /s/ Mark A. Sarvary
                                      ----------------------
                                           Mark A. Sarvary
                                           Chief Executive Officer

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



                Signature                                 Title                                 Date
                ---------                                 -----                                 ----

           /s/ Mark A. Sarvary                      Chief Executive Officer                    April 17, 2000
           ------------------------------           (Principal Executive Officer)
           Mark A. Sarvary


           /s/ Scott M. Rosen                       Executive Vice President, Chief Financial  April 17, 2000
           ------------------------------           Officer (Principal Financial Officer)
           Scott M. Rosen


           /s/ Nicholas Lamberti                    Vice President, Corporate Controller       April 17, 2000
           ------------------------------           (Principal Accounting Officer)
           Nicholas Lamberti


           /s/ David Bonderman                      Director                                   April 17, 2000
           ------------------------------
           David Bonderman


           /s/ Richard W. Boyce                     Director                                   April 17, 2000
           ------------------------------
           Richard W. Boyce


           /s/ James G. Coulter                     Director                                   April 17, 2000
           ------------------------------
           James G. Coulter


            /s/ Emily Woods                         Director                                   April 17, 2000
           ------------------------------
           Emily Woods

Independent Auditors' Report

The Board of Directors and Stockholders
J. Crew Operating Corp. and Subsidiaries:

We have audited the consolidated financial statements of J. Crew Operating Corp. and subsidiaries (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Crew Operating Corp. and subsidiaries as of January 29, 2000 and January 30, 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                                     KPMG LLP

March 31, 2000

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                January 29,                January 30,
                                       Assets                                      2000                       1999
                                       ------                                      ----                       ----
                                                                                            (in thousands)
Current assets:
      Cash and cash equivalents                                                   $ 38,693                 $      9,643
      Merchandise inventories                                                      129,928                      156,022
      Prepaid expenses and other current assets                                     30,083                       46,729
      Net assets held for disposal                                                   8,927                       17,377
                                                                               -----------                   ----------

            Total current assets                                                   207,631                      229,771
                                                                               ===========                   ==========
Property and equipment - at cost:

      Land                                                                           1,460                        1,460
      Buildings and improvements                                                    11,363                       11,167
      Furniture, fixtures and equipment                                             60,355                       53,344
      Leasehold improvements                                                       130,054                      114,424
      Construction in progress                                                      12,851                        3,932
                                                                               -----------                   ----------
                                                                                   216,083                      184,327
            Less accumulated depreciation and amortization                          77,683                       64,577
                                                                               -----------                   ----------
                                                                                   138,400                      119,750
                                                                               -----------                   ----------
Deferred income tax assets                                                           6,817                        7,954
Other assets                                                                        10,758                       12,961
                                                                               -----------                   ----------

            Total assets                                                       $   363,606                   $  370,436
                                                                               ===========                   ==========

                      Liabilities and Stockholder's Deficit
                      -------------------------------------

Current liabilities:
      Notes payable - bank                                                   $          --                      $14,000
      Accounts payable                                                              40,951                       40,130
      Other current liabilities                                                     70,222                       59,175
      Federal and state income taxes payable                                        15,956                       12,550
      Deferred income tax liabilities                                                5,842                        9,476
                                                                               -----------                   ----------

             Total current liabilities                                             132,971                      135,331
                                                                               -----------                   ----------

Long-term debt                                                                     184,000                      194,000
                                                                               -----------                   ----------

Deferred credits and other long-term liabilities                                    48,277                       44,799
                                                                               -----------                   ----------

Due to J.Crew Group, Inc.                                                              903                          751
                                                                               -----------                   ----------

Stockholder's deficit                                                              (2,545)                      (4,445)
                                                                               -----------                   ----------

Total liabilities and stockholder's deficit                                    $   363,606                  $   370,436
                                                                               ===========                   ==========



See accompanying notes to consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                        Years ended
                                                                                        -----------
                                                                        January 29,      January 30,     January 31,
                                                                        -----------      ----------      -----------
                                                                         2000                1999              1998
                                                                         ----                ----              ----
                                                                                         (in thousands)
Revenues:

    Net sales                                                           $714,119           $816,221           $822,840
    Other                                                                  2,505              8,037             11,191
                                                                           -----              -----             ------
                                                                         716,624            824,258            834,031

Operating costs and expenses:

    Cost of goods sold, including buying and occupancy
      costs                                                              394,813            460,592            465,168
    Selling, general and administrative expenses                         280,974            335,709            359,811
    Write off of software development costs                                7,018                 --
    Write down of assets and other charges in
      connection with discontinuance of Clifford & Wills                   4,000             13,300                 --
    Termination costs and other non-recurring employment
      contract charges                                                         -              7,995                 --
                                                                   -------------              -----                 --
                                                                         686,805            817,596            824,979
                                                                         -------            -------            -------

      Income from operations                                              29,819              6,662              9,052

Interest expense - net                                                    26,626             28,560             17,524

Gain on sale of Popular Club Plan                                        (1,000)           (10,000)                 --

Expenses incurred in connection with the Recapitalization                     --                 --             20,707
                                                                    ------------      -------------             ------

      Income (loss) before income taxes and extraordinary item             4,193           (11,898)           (29,179)

(Provision) benefit for income taxes                                     (2,293)              4,227              4,257
                                                                         -------              -----              -----

      Income/(loss) before extraordinary item                              1,900            (7,671)           (24,922)
                                                                           -----            -------           --------

Extraordinary item - loss on early retirement of debt
    (net of income tax benefit of $3,127)                                     --                 --            (4,500)
                                                                              --                 --            -------

      Net income (loss)                                                   $1,900           $(7,671)          $(29,422)
                                                                          ======           ========           ========



See accompanying notes to consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                         Years ended
                                                                                         -----------
                                                                        January 29,       January 30,        January 31,
                                                                        -----------       -----------        -----------
                                                                          2000               1999               1998
                                                                          ----               ----               ----
                                                                                         (in thousands)
Cash flows from operating activities:
Net income (loss)                                                       $ 1,900            $ (7,671)         $ (29,422)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                                      19,241               15,972             15,255
      Write off of software development costs                             7,018                   --                 --
      Amortization of deferred financing costs                            1,950                1,891                892
      Deferred income taxes                                             (2,497)              (7,464)            (4,005)
      Gain on sale of subsidiary                                        (1,000)             (10,000)
      Write down of assets and other charges
           in connection with discontinued catalog                        4,000               15,000                 --
      Loss on early retirement of debt                                      ---                   --              7,627
      Provision for losses on accounts receivable                            --                5,627              7,343

Changes in operating assets and liabilities:
  Accounts receivable                                                        --              (8,242)             33,902
  Merchandise inventories                                                26,094             (15,608)            (5,106)
  Prepaid expenses and other current assets                              16,646                (536)            (4,081)
  Net assets held for disposal                                            4,450                   --                 --
  Other assets                                                            (770)              (2,559)              (587)
  Accounts payable                                                          821                7,415           (37,726)
  Other liabilities                                                      13,044                2,550             17,727
  Federal and state income taxes payable                                  3,406               12,299            (9,268)
                                                                    -----------           ----------        -----------
      Net cash (used in) provided by operating activities                94,303                8,674            (7,449)
                                                                    -----------           ----------        -----------

Cash flows from investing activities:
  Capital expenditures                                                 (48,684)             (41,177)           (43,134)
  Proceeds from construction allowances                                   7,431                4,823             11,767
  Proceeds from sale of subsidiary, net of related expenses                   -               37,157                  -
                                                                    -----------           ----------        -----------
      Net cash provided by (used in) investing activities              (41,253)                  803           (31,367)
                                                                    -----------           ----------        -----------

Cash flows from financing activities:
  (Decrease)/increase in notes payable, bank                           (14,000)               14,000                 --
  Issuance of long-term debt                                                 --                   --            220,000
  Repayment of long-term debt                                          (10,000)             (26,000)           (92,863)
  Costs incurred in connection with the issuance of debt                     --                   --           (13,929)
  Dividends paid                                                             --                   --           (69,358)
                                                                    -----------           ----------        -----------
      Net cash provided by (used in) financing activities              (24,000)             (12,000)             43,850
                                                                    -----------           ----------        -----------

  Increase (decrease) in cash and cash equivalents                       29,050              (2,523)              5,034

  Cash and cash equivalents at beginning of year                          9,643               12,166              7,132
                                                                    -----------           ----------        -----------
  Cash and cash equivalents at end of year                              $38,693               $9,643            $12,166
                                                                    ===========           ==========        ===========

  Supplementary cash flow information:
      Income taxes paid (refunded)                                     $(7,570)               $(515)            $ 5,180
                                                                    ===========           ==========        ===========
      Interest paid                                                    $ 24,792             $ 27,763            $12,655
                                                                    ===========           ==========        ===========

See accompanying notes to consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended January 29, 2000, January 30, 1999, and January 31, 1998

(1) Nature Of Business And Summary Of Significant Accounting Policies

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of J.Crew Operating Corp. ("Operating Corp.") and it's wholly-owned subsidiaries (collectively, the "Company"). Operating Corp. is a wholly-owned subsidiary of J.Crew Group, Inc. ("Holdings"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

     (c)  Fiscal Year

          The Company's fiscal year ends on the Saturday closest to January 31. The fiscal years 1999, 1998 and 1997 ended on January 29, 2000 (52 weeks), January 30, 1999 (52 weeks) and January 31, 1998 (52 weeks).

     (d)  Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $23,896,000 and $755,000 at January 29, 2000 and January 30, 1999, are stated at cost, which approximates market value.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended January 29, 2000, January 30, 1999 and January 31, 1998

      (e)  Merchandise Inventories

           Merchandise inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company capitalizes certain design, purchasing and warehousing costs into inventory.

      (f)  Advertising and Catalog Costs

           Direct response advertising which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. The Company accounts for catalog costs in accordance with the AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 29, 2000 and January 30, 1999 were $14,300,000 and $21,130,000. Catalog costs, which are reflected in selling and administrative expenses, for the fiscal years 1999, 1998 and 1997 were $84,077,000, $116,515,000, and
           $131,103,000.

           All other advertising costs are expensed as incurred. Advertising expenses were $6,671,000 for fiscal year 1999. Prior year amounts were not significant.

      (g)  Property and Equipment

           Property and equipment are stated at cost. Buildings and improvements are depreciated by the straight-line method over the estimated useful lives of twenty years. Furniture, fixtures and equipment are depreciated by the straight-line method over the estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized over the shorter of their useful lives or related lease terms.

           Significant systems development costs are capitalized and amortized on a straight-line basis over periods ranging from three to five years. Approximately $6.0 million of systems development costs were capitalized in fiscal 1999.

           The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized over the term of the related lease.

      (h)  Other Assets

           Other assets consist primarily of debt issuance costs of $9,297,000 and $10,633,000 at January 29, 2000 and January 30, 1999, which are amortized over the term of the related debt agreements.

      (i)  Income Taxes

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

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended January 29, 2000, January 30, 1999 and January 31, 1998


     (j)  Revenue Recognition

          Revenue is recognized for catalog and Internet sales when merchandise is shipped to customers, and at the time of sale for retail sales. The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date.

     (k)  Store Preopening Costs

          Costs associated with the opening of new retail and outlet stores are expensed as incurred.

     (l)  Derivative Financial Instruments

          Derivative financial instruments are used by the Company to manage its interest rate and foreign currency exposures. For interest rate swap agreements, the net interest paid is recorded as interest expense on a current basis. Gains or losses resulting from market fluctuations are not recognized. The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations. Gains and losses on contracts accounted for as hedges are deferred and recognized as adjustments to the bases of those assets. Contracts accounted for as speculative are marked to market and gains and losses are recorded currently. Such gains and losses were not material for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

     (m)  Use of Estimates in the Preparation of Financial Statements

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

     (n) Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of

          The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts.

          During fiscal 1999 the Company wrote off $7,018,000 of capitalized computer software costs which were impaired by the Company's decision to adopt an enterprise resource planning system for its future information technology requirements.

     (o)  Stock Based Compensation

          The Company accounts for stock-based compensation using the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly compensation expense is not recorded for options granted if the option price is equal to the fair market price at the date of grant, as determined by management.

     (p)  Reclassifications

          Certain amounts in the prior year have been reclassified to conform with the current year presentation.

                           J. CREW OPERATING CORP AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended January 29, 2000, January 30, 1999 and January 31, 1998

     (2)  Disposal of Businesses

     (a)  Popular Club Plan

          In accordance with a sale agreement dated November 24, 1998 the Company sold all of the capital stock of Popular Club Plan, Inc. and subsidiaries ("PCP") to The Fingerhut Companies, Inc. effective as of October 30, 1998 for gross proceeds of $42.0 million in cash.

          A gain on the sale of PCP of $10.0 million is included in the statement of operations for fiscal 1998. An additional gain of $1.0 million was recognized in fiscal 1999 from the reversal of certain estimated liabilities recorded at the date of sale. For the nine months ended October 30, 1998 revenues of $124.1 million were included in the statement of operations.

     (b)  Clifford & Wills

          In 1998, management of the Company made a decision to exit the catalog and outlet store operations of Clifford & Wills ("C&W"). Revenues of C&W included in the statement of operations for the year ended January 30, 1999 were $74.3 million. Revenues and expenses for fiscal 1999 were not material and as a result have been netted in the accompanying consolidated statement of operations.

          The statement of operations for fiscal year 1998 includes a charge of $13,300,000 to write down assets to net realizable value and provide for other costs to be incurred in the discontinuance of operations including lease termination and severance costs. This loss includes the write down of inventories of $9,400,000; the estimated loss on cancellation of leases of $1,000,000, severance costs of $1,100,000, write down of property and equipment of $600,000, and other related costs of $1,200,000.

          The inventory write down of $9,400,000 was required due to lower than anticipated recovery rates on the liquidation of these inventories. Additionally fourth quarter charges of $1,700,000 included in selling expense were incurred relating to deferred catalog costs.

          In February 2000 the Company sold certain intellectual property assets to Spiegel Catalog Inc. for $3.9 million. In connection with this sale the Company agreed to cease the fulfillment of catalog orders but retained the right to operate its outlet stores and conduct other liquidation sales of inventories through December 31, 2000. After consideration of the proceeds from the sale and other terms of the agreement the Company provided an additional $4,000,000 to write down inventories to net realizable value as of January 29, 2000.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended January 29, 2000, January 30, 1999 and January 31, 1998

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

     Expenses incurred in connection with the Recapitalization consisted of:

           Management bonuses                       $12,163,000
           TPG financial advisory fee                 5,550,000
           Legal and accounting fees                  1,454,000
           Consulting fee                             1,000,000
           Other                                        540,000
                                                    -----------
           Total                                    $20,707,000
                                                    -----------

(4)  Other Current Liabilities

     Other current liabilities consist of:

                                                          January 29,             January 30,
                                                             2000                    1999
                                                             ----                    ----

           Customer liabilities                           $8,855,000              $6,861,000
           Accrued catalog and marketing costs            11,503,000               5,155,000
           Taxes, other than income taxes                  2,372,000               3,834,000
           Accrued interest                                4,926,000               5,042,000
           Accrued occupancy                               6,957,000               4,059,000
           Reserve for sales returns                       5,011,000               3,473,000
           Accrued compensation (including employment
           contract termination costs of $2,850,000 at
           January 30, 1999)                               7,411,000              11,984,000
           Other                                          23,187,000              18,767,000
                                                         -----------             -----------
                                                         $70,222,000             $59,175,000
                                                         -----------             -----------

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended January 29, 2000, January 30, 1999 and January 31, 1998

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

     At January 31, 1998, $46,000,000 of accounts receivable had been sold pursuant to this agreement. The sale of receivables resulted in a gain of $1,472,000 during the year ended January 31, 1998. Finance charge income, including the gain on sale, was $5,325,000 and $8,294,000 for fiscal years 1998 and 1997.

     Obligations under the securitization agreement were assumed by the acquiror under the terms of the sale agreement with The Fingerhut Companies, Inc. (see Note 2).

(6)  Long-Term Debt

                                                  January 29,    January 30,
                                                     2000           1999
                                                     ----           ----

           Term loan (a)                           $34,000,000    $44,000,000
           10-3/8% senior subordinated notes (b)   150,000,000    150,000,000
                                                   -----------    -----------
                 Total                            $184,000,000   $194,000,000
                                                  ============    ===========

      (a) The term loan is subject to the same interest rates and security terms as the Revolving Credit Agreement. Weighted average interest rates were 8.5% at January 29, 2000 and January 30, 1999 (see Note
           7). The term loan is repayable in quarterly installments of $1,925,000 from February 2001 through November 2001 and $3,287,500 from February 2002 through November 2003. Proceeds of $26.0 million from the sale of PCP were used to prepay the term loan in 1998 and proceeds of $10.0 million from the sale of assets of its discontinued C&W subsidiary were used to prepay the term loan in 1999.

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

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended January 29, 2000, January 30, 1999 and January 31, 1998

The maturities of long-term debt required during the next five years are:


           Fiscal year                      Amount
           -----------                      ------
           2000                                $--
           2001                          7,700,000
           2002                         13,150,000
           2003                         13,150,000
           2004                                 --

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

           Maximum borrowings under revolving credit agreements were $58,000,000 during fiscal year 1999 and $104,000,000 during fiscal years 1998 and 1997; and average borrowings were $30,800,000, $47,500,000, and
           $54,300,000. Borrowings outstanding under the Company's revolving credit agreement were $14,000,000 at January 30, 1999. There were no borrowings outstanding at January 29, 2000.

           Outstanding letters of credit established to facilitate international merchandise purchases at January 29, 2000 and January 30, 1999 amounted to $38,315,000 and $41,628,000.

           The provisions of the Revolving Credit Agreement, as amended, require that the Company maintain certain levels of (i) leverage ratio, (ii) interest coverage ratio and (iii) inventory coverage ratio; provide for limitations on capital expenditures, sale and leaseback transactions, liens, investments, sales of assets and indebtedness; and prohibit the payment of cash dividends on shares of common stock.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended January 29, 2000, January 30, 1999 and January 31,1998

 (8)       Commitments and Contingencies

           (a)  Operating Leases
                As of January 29, 2000, the Company was obligated under various long-term operating leases for retail and outlet stores, warehouses, office space and equipment requiring minimum annual rentals. These operating leases expire on varying dates to 2012. At January 29, 2000 aggregate minimum rentals in future periods are as follows:

                  Fiscal year                   Amount
                  -----------                   ------
                     2000                     $36,900,000
                     2001                      34,720,000
                     2002                      33,611,000
                     2003                      33,317,000
                     2004                      29,609,000
                     Thereafter               132,817,000

                Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

                Rent expense for fiscal 1999, 1998 and 1997 was $ 39,474,000, $42,347,000 and $35,753,000, including contingent rent based on store sales of $2,600,000, $3,270,000, and $2,877,000.

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


 (9)       Employee Benefit Plan

           The Company has a thrift/savings plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company's contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the thrift/savings plan were $1,320,000 for fiscal 1999 and $1,780,000 for fiscal 1998 and 1997.

(10)       License Agreement

           The Company has a licensing agreement through January 2003 with Itochu Corporation, a Japanese trading company. The agreement permits Itochu to distribute J. Crew merchandise in Japan. The Company earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 1999, 1998 and 1997 was $2,505,000, $2,712,000 and $2,897,000.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended January 29, 2000, January 30, 1999 and January 31,1998

 (11)      Interest Expense - Net

           Interest expense, net consists of the following:

                                                         1999                1998                    1997
                                                         ----                ----                    ----
                  Interest expense                   $26,864,000          $29,616,000             $17,666,000
                  Interest income                      (238,000)          (1,056,000)               (142,000)
                                                       ---------          -----------               ---------
                  Interest expense, net              $26,626,000          $28,560,000             $17,524,000
                                                     -----------           ----------              ----------

           Interest expense in fiscal 1999 includes $1,029,000 incurred in connection with the settlement of a sales and use tax assessment. Interest income in fiscal 1998 includes $979,000 related to a federal income tax refund.

(12)       Financial Instruments

           The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The fair value of the Company's long-term debt is estimated to be approximately $160,310,000 and $178,520,000 at January 29, 2000 and
           January 30, 1999, and is based on dealer quotes or quoted market prices of the same or similar instruments The carrying amounts of long-term debt were $184,000,000 and $194,000,000 at January 29, 2000 and January 30, 1999. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, notes payable-bank, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

           In October 1997 the Company entered into an interest rate swap agreement for $70 million notional amount, which was reduced to $50 million in October 1998. This agreement effectively converted the interest rate on its term loan and borrowings on the Revolving Credit Agreement from a variable rate to a fixed rate of 6.23% through October 2000. If this agreement had been settled on January 29, 2000, the Company would have received $62,000.

           At January 29, 2000, the Company had a forward foreign exchange contract outstanding to sell 120 million yen on March 31, 2000. At January 30, 1999 the company had two forward foreign exchange contracts outstanding to sell 130 million yen each on March 31, 1999 at different rates of exchange. These contracts are entered into to manage the foreign exchange rate exposure relating to foreign licensing revenues. The fair value of the contracts approximate carrying value. The Company is exposed to credit losses in the event of nonperformance by the counterparties to these contracts, but it does not expect any counterparties to fail to meet their obligation given their high-credit rating.

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

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended January 29, 2000, January 30, 1999 and January 31, 1998

The income tax provision (benefit) consists of:

                                                                          1999              1998              1997
                                                                          ----              ----              ----
           Current:
           Foreign                                                       $250,000          $270,000           $309,000
           Federal                                                      3,100,000         1,870,000          (866,000)
           State and local                                              1,440,000         1,097,000            305,000
                                                                     ------------     -------------       ------------
                                                                        4,790,000         3,237,000          (252,000)
                                                                     ------------     -------------       ------------
           Deferred - Federal, state and local                        (2,497,000)       (7,464,000)        (4,005,0000
                                                                     ------------     -------------       ------------
           Income taxes before tax effect of extraordinary items        2,293,000       (4,227,000)        (4,257,000)
           Tax effect of extraordinary items                                    -                --        (3,127,000)
                                                                     ------------     -------------       ------------
                  Total                                                $2,293,000      $(4,227,000)       $(7,384,000)
                                                                     ============     =============       ============


A reconciliation between the provision (benefit) for income taxes based on the U.S. Federal statutory rate and the Company's effective rate is as follows.

                                                                                        1999           1998        1997
                                                                                        ----           ----        ----
                Federal income tax rate                                                35.0%        (35.0)%       (35.0)%
                State and local income taxes, net
                    of federal benefit                                                  14.4          (2.1)         (2.0)
                Nondeductible expenses and other                                         5.3            1.6          16.9
                                                                                       -----        -------       -------
                Effective tax rate                                                     54.7%        (35.5)%       (20.1)%
                                                                                       =====        =======       =======

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

                                                                              January 29,         January 30,
                                                                                 2000                1999
                                                                                ----                 ----
           Deferred tax assets:

                State and local net operating loss carryforwards               $3,034,000          $4,132,000
                Difference in book and tax basis
                     for property and equipment                                 1,885,000           2,302,000
                Reserve for sales returns                                       2,012,000           1,396,000
                Other                                                           2,914,000           1,922,000
                                                                          ---------------       -------------
                                                                                9,845,000           9,752,000
                                                                          ---------------       -------------
           Deferred tax liabilities:

                Prepaid catalog expenses and other
                prepaid expenses                                              (8,870,000)        (11,274,000)
                                                                          ---------------       -------------

                  Net deferred income tax assets/(liabilities)            $       975,000       $ (1,522,000)
                                                                          ===============       =============

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended January 29, 2000, January 30, 1999 and January 31, 1998

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

(15)       Stockholder's Deficit

           The Company has authorized 100 shares of common stock, par value $.01 per share, all of which was issued and outstanding at January 30, 1999 and January 31, 1998.

           A reconciliation of stockholder's deficit is as follows:

                                                                              Year Ended
                                                             January 29, 2000          January 30, 1999
                                                             ----------------          ----------------
           Balance-beginning of year....................       $(4,445,000)               $3,226,000
           Net income/(loss)............................         1,900,000                (7,671,000)
                                                                 ---------               -----------
           Balance-end of year..........................       $(2,545,000)              $(4,445,000)
                                                              ============              ============


(16)       Termination costs and other non-recurring employment contract charges

           Charges of $2,850,000 were incurred in fiscal 1998 in connection with the termination of the employment contracts of two senior executives including the former Chief Executive Officer. Additionally, during fiscal 1998, tax gross-up payments of $5,145,000 were made on behalf of senior executives relating to restricted stock grants.


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

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended January 29, 2000, January 30, 1999 and January 31,1998

Income from operations relating to Clifford & Wills for fiscal 1998 includes a noncash write-down of $13,300,000 relating to the discontinuance of C&W operations and $1,700,000 of fourth quarter charges to write off deferred catalog costs. Fiscal 1999 includes an additional charge of $4,000,000 to write down inventories to net realizable value. (See note 2 to the consolidated financial statements).

Corporate and other expenses include expenses incurred by the corporate office and certain non-recurring expenses that are not allocated to specific business units. Corporate and other expenses in fiscal 1999 include the write off of impaired software development costs. Corporate and other expenses in fiscal 1998 include tax gross-up payments related to restricted stock grants and employee contract termination costs. Corporate and other expenses in fiscal 1997 include a one-time bonus expense related to the employment of a senior executive and non-recurring consulting fees incurred as a result of the Recapitalization.

Segment assets represent the assets used directly in the operations of each business unit such as inventories and property and equipment. Corporate assets consist principally of investments, deferred financing costs and certain capitalized software costs.

The accounting policies used for segment reporting are consistent with those described in the summary of significant accounting policies.

                                                           [$ in thousands]
Revenues                                   1999                  1998                  1997
                                           ----                  ----                  ----
J. Crew                                  $ 716,624             $ 625,897              $ 577,594
Clifford & Wills                               ---                74,303                 72,063
PCP                                            ---               124,058                184,374
                                               ---               -------                -------
                                           716,624               824,258                834,031
                                           =======               =======                =======

Income from operations

J. Crew                                     41,052                34,736                  8,393
Clifford & Wills                           (4,000)              (16,694)                (1,186)
PCP                                             --               (2,701)                  7,550
Corporate and other expenses               (7,233)               (8,679)                (5,705)
                                           -------               -------                -------
Income from operations                      29,819                 6,662                  9,052
                                            ------                 -----                  -----

Interest expense, net                     (26,626)              (28,560)               (17,524)
Gain on sale of PCP                          1,000                10,000                      -
Expenses incurred in connection with the
   Recapitalization                              -                  ----               (20,707)
                                                 -                  ----               --------

Income/(loss) before income taxes           $4,193             $(11,898)              $(29,179)
                                            ======             =========              =========

Depreciation and amortization
J. Crew                                    $19,051               $14,455                $13,645
Clifford & Wills                               ---                   327                    199
PCP                                            ---                 1,015                  1,279
Corporate                                      190                   175                    132
                                         ---------                   ---                    ---

                                           $19,241               $15,972                $15,255
                                           =======               =======                =======

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended January 29, 2000, January 30, 1999 and January 31, 1998


                                                                          [$ in thousands]
Identifiable assets                                        1999                  1998                  1997
                                                           ----                  ----                  ----
J. Crew                                                 $305,552               $324,949              $314,186
Clifford & Wills                                           8,927                 17,377                29,078
PCP                                                          ---                     --                57,811
Corporate                                                 49,127                 28,110                18,369
                                                        --------                 ------                ------
                                                        $363,606               $370,436              $419,444
                                                        ========               ========              ========

Capital expenditures (net of disposals)

J. Crew                                                  $39,435                $34,084               $41,149
Clifford & Wills                                              --                   (59)                  (98)
PCP                                                           --                  5,264                 2,058
Corporate                                                  9,249                  1,888                    25
                                                           -----                  -----                    --
                                                         $48,684                $41,177               $43,134
                                                         =======                =======               =======

SCHEDULE II          VALUATION AND QUALIFYING ACCOUNTS

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

                                                                                   ($ in thousands)
Allowance for doubtful accounts
-------------------------------
 (deducted from accounts receivable)

fiscal year ended:
       January 29, 2000                  $---------           $---------         $---------            $-----------     $--------
                                                                                                         (5,486)(a)
       January 30, 1999                       5,438               5,627                ----              (5,579)(c)           ---
       January 31, 1998                       4,357               7,343                ----              (6,262)(a)         5,438

Inventory reserve
-----------------
 (deducted from inventories)

fiscal year ended:
       January 29, 2000                      $6,122          $(1,675)(b)         $---------                      --        $4,447
                                                                                                         (2,200)(c)
       January 30, 1999                       4,400             4,929(b)               ----              (1,007)(d)         6,122
       January 31, 1998                       3,289             1,111(b)               ----                    ----         4,400

Allowance for sales returns
---------------------------
 (included in other current liabilities)

fiscal year ended:
       January 29, 2000                      $3,473             1,538(b)               ----                                $5,011
                                                                                                             500(c)           ---
       January 30, 1999                       3,529               844(b)               ----                  400(d)         3,473
       January 31, 1998                       2,406             1,123(b)               ----                    ----         3,529

(a)  accounts deemed to be uncollectible
(b) The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period inventory write-downs and sales returns are charged to the statement of operations as incurred.
(c)  charged to gain on sale of Popular Club Plan, Inc.
(d) reclassified to net assets held for disposal (relating to discontinuance of Clifford & Wills operation)

                                  EXHIBIT INDEX


Exhibit
  No.                                 Description
  ---                                 -----------

3.1 Restated Certificate of Incorporation of J. Crew Operating Corp. (incorporated by reference to Exhibit 3.1 to Registrant's Form S-4 Registration Statement, File No. 333-42423, filed December 16, 1997 (the "Registration Statement")

3.2              By-laws of Registrant (incorporated by reference to Exhibit
                 3.14 to the Registration Statement)

4.1 Indenture, dated as of October 17, 1997, between J. Crew Group, Inc., as issuer, and State Street Bank and Trust Company, as trustee, relating to the Debentures (the "Indenture") (incorporated by reference to Exhibit 4.3 to the Registration Statement)

4.2(a) Credit Agreement, dated as of October 17, 1997 ("Credit Agreement"), among J. Crew Group, Inc., J. Crew Operating Corp., the Lenders Party thereto, the Chase Manhattan Bank, as Administrative Agent, and Donaldson, Lufkin & Jenrette Securities Corporation, as Syndication Agent (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement, filed February 6, 1998 (the "Amendment No. 1"))

4.2(b) Amendment dated as of November 23, 1998 to the Credit Agreement (incorporated by reference to Exhibit 4.2(b) of Registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 ("1999 Form 10-K"))

4.2(c) Amendment dated as of March 18, 1998 to the Credit Agreement (incorporated by reference to Exhibit 4.2(c) of the 1999 Form 10-K)

4.2(d) Amendment and Restatement Agreement dated as of April 20, 1999 relating to the Credit Agreement (incorporated by reference to Exhibit 4.2(d) of the 1999 Form 10-K)

4.3 Guarantee Agreement dated as of October 17, 1997, among J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.6 to the Registration Statement)

4.4 Indemnity, Subrogation and Contribution Agreement dated as of October 17, 1997, among J. Crew Operating Corp., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.7 to the Registration Statement)

4.5 Pledge Agreement, dated as of October 17, 1997 among J. Crew Operating Corp., J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.8 to the Registration Statement)

Exhibit
  No.                               Description
  ---                               -----------

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

10.1(a)+ Employment Agreement, dated October 17, 1997, among J. Crew Group, Inc., J. Crew Operating Corp., TPG Partners II, L.P. (only with respect to Section 2(c) therein) and Emily Woods (the "Woods Employment Agreement") (incorporated by reference to Exhibit 10.1 to the Registration Statement)

10.1(b)+ Letter Agreement, dated February 4, 2000, between J. Crew Group, Inc. and Emily Woods

10.2+ J. Crew Operating Corp. Senior Executive Bonus Plan (included as Exhibit A to the Woods Employment Agreement filed as Exhibit 10.1)

10.3+ Stock Option Grant Agreement, made as of October 17, 1997 between J. Crew Group, Inc. and Emily Woods (time based) (incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4+ Stock Option Grant Agreement, made as of October 17, 1997 between J. Crew Group, Inc. and Emily Woods (performance based) (incorporated by reference to Exhibit 10.4 to the Registration Statement)

10.5(a)+ Employment Agreement, dated May 3, 1999, between J.Crew Group, Inc. and Mark Sarvary (incorporated by reference to Exhibit
                 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended May 1, 1999)

10.5(b)+ Letter Agreement, dated August 9, 1999, between Mark Sarvary and J. Crew Operating Corp.

10.6+ Letter Agreement, dated September 30, 1999, between J. Crew Operating Corp. and Carol Sharpe

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

10.9+ J. Crew Group, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.10 Contract Carrier Agreement, between J. Crew Group, Inc. and United Parcel Service, Inc. (incorporated by reference to
                 Exhibit 10.6 to the Registration Statement)

Exhibit
  No.                            Description
  ---                            -----------

10.11 Agreement dated August 14, 1997 between R.R. Donnelley & Sons Company and J. Crew Inc. (incorporated by reference to Exhibit
                 10.11 to the Registration Statement)

27.1             Financial Data Schedule



----------
+Management contract or compensatory plan or arrangement.