Form 10-Q
period 2000-04-29
J CREW OPERATING CORP
filed 2000-06-08
CIK 1051425

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2000

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

As of May 25, 2000 there were outstanding 100 shares of Common Stock, par value $.01 per share.

The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                        Part I - Financial Information

Item I. Financial Statements

                          J. CREW OPERATING CORP. AND
                                 SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                               April 29,                  January 29,
                     Assets                                                      2000                        2000
                     ------                                                      ----                        ----
                                                                              (unaudited)
                                                                                           (in thousands)
Current assets:
   Cash and cash equivalents                                                   $ 18,370                    $ 38,693
   Merchandise inventories                                                      135,455                     129,928
   Prepaid expenses and other current assets                                     22,125                      30,083
   Net assets held for disposal                                                   5,056                       8,927
                                                                               --------                    --------

     Total current assets                                                       181,006                     207,631
                                                                               --------                    --------

Property and equipment - at cost                                                225,793                     216,083
     Less accumulated depreciation and amortization                             (83,837)                    (77,683)
                                                                               --------                    --------
                                                                                141,956                     138,400
                                                                               --------                    --------

Deferred income tax assets                                                        6,817                       6,817
Other assets                                                                     10,405                      10,758
                                                                               --------                    --------
     Total assets                                                              $340,184                    $363,606
                                                                               ========                    ========

                 Liabilities and Stockholder's Deficit
                 -------------------------------------

Current liabilities:
   Notes payable - bank                                                        $ 14,000                    $     --
   Accounts payable and other current liabilities                                87,345                     111,173
   Federal and state income taxes                                                 9,622                      15,956
   Deferred income tax liabilities                                                5,842                       5,842
                                                                               --------                    --------

     Total current liabilities                                                  116,809                     132,971
                                                                               --------                    --------

Long-term debt                                                                  180,000                     184,000
                                                                               --------                    --------

Deferred credits and other long-term liabilities                                 48,157                      48,277
                                                                               --------                    --------

Due to J.Crew Group, Inc.                                                           903                         903
                                                                               --------                    --------

Stockholder's deficit                                                            (5,685)                     (2,545)
                                                                               --------                    --------

     Total liabilities and stockholder's deficit                               $340,184                    $363,606
                                                                               ========                    ========



See accompanying notes to unaudited condensed consolidated financial statements.

                          J. CREW OPERATING CORP. AND
                                 SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                                                    Thirteen Weeks Ended
                                                              April 29,                May 1,
                                                              ---------                ------
                                                                   2000                  1999
                                                                   ----                  ----
                                                                         (unaudited)
                                                                        (in thousands)
Revenues:

Net sales                                                     $ 158,032              $142,280
Other                                                               777                   695
                                                              ---------              --------
                                                                158,809               142,975
                                                              ---------              --------

Cost of goods sold including buying and occupancy costs          85,479                78,918

Selling, general and administrative expenses                     72,997                68,033
                                                              ---------              --------

          Income/(loss) from operations                             333                (3,976)

Interest expense - net                                           (5,573)               (6,346)
                                                              ---------              --------

          Loss before income taxes                               (5,240)              (10,322)

Income tax benefit                                                2,100                 4,130
                                                              ---------              --------

          Net loss                                            $  (3,140)             $ (6,192)
                                                              =========              ========



See accompanying notes to unaudited condensed consolidated financial statements.

                          J. CREW OPERATING CORP. AND
                                 SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                                                    Thirteen Weeks Ended
                                                              April 29,                May 1,
                                                              ---------                ------
                                                                   2000                  1999
                                                                   ----                  ----
                                                                         (unaudited)
                                                                        (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                      $ (3,140)              $ (6,192)

Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation and amortization                                4,850                  3,977
    Amortization of deferred financing costs                       493                    482

Changes in assets and liabilities providing (using) cash:

    Merchandise inventories                                     (5,527)                (6,083)
    Prepaid expenses and other current assets                    7,958                 11,089
    Other assets                                                  (173)                  (855)
    Net assets held for disposal                                 3,871                 (4,594)
    Accounts payable and other liabilities                     (24,127)               (18,590)
    Federal and state income taxes                              (6,334)                 3,755
                                                              --------               --------

    Net cash used in operating activities                      (22,129)               (17,011)
                                                              --------               --------

CASH FLOW FROM INVESTING ACTIVITIES:

    Capital expenditures                                        (9,710)                (7,712)
    Proceeds from construction allowances                        1,516                  1,110
                                                              --------               --------

    Net cash used in investing activities                       (8,194)                (6,602)
                                                              --------               --------

CASH FLOW FROM FINANCING ACTIVITIES:

    Increase in notes payable, bank                             14,000                 25,000
    Repayment of long-term debt                                 (4,000)                    --
                                                              --------               --------

    Net cash provided by financing activities                   10,000                 25,000
                                                              --------               --------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS               (20,323)                 1,387

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 38,693                  9,643
                                                              --------               --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $ 18,370               $ 11,030
                                                              ========               ========



See accompanying notes to unaudited condensed consolidated financial statements.

                    J.CREW OPERATING CORP. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Thirteen Weeks Ended May 1, 1999 and April 29, 2000

1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Operating Corp. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

          The condensed consolidated balance sheet as of April 29, 2000 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended April 29, 2000 and May 1, 1999 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

          Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 29, 2000.

          The revenues and expenses of the discontinued Clifford and Wills catalog and outlet store operations for the thirteen weeks ended April 29, 2000 and May 1, 1999 were not material and, as a result, have been netted in the accompanying consolidated statement of operations. In February 2000 the Company sold certain intellectual property assets to Spiegel Catalog, Inc. for $3.9 million. In connection with this sale the Company agreed to cease the fulfillment of catalog orders but retained the right to operate its outlet stores and conduct other liquidation sales of inventories through December 31, 2000.

          The results of operations for the thirteen week period ended April 29, 2000 are not necessarily indicative of the operating results for the full fiscal year.

Forward-looking statements

Certain statements in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three months ended April 29, 2000 increased to $158.8 million from $143.0 million in the three months ended May 1, 1999. This increase can be attributed primarily to an increase of $14.1 million in J.Crew Retail revenues.

The revenues of J.Crew Retail increased from $64.6 million in the first quarter of 1999 to $78.7 million in the first quarter of 2000. This increase was due primarily to the sales from the 16 stores opened during 1999. Comparable store sales in the first quarter of 2000 increased by 3.2%. The number of stores open at April 29, 2000 increased to 83 from 81 at January 29, 2000.

The revenues of J.Crew Direct increased from $58.6 million in the first quarter of 1999 to $60.2 million in the first quarter of 2000. Revenues from J.Crew.com (which are included in J.Crew Direct revenues) increased to $19.4 million in the first quarter of 2000 from $9.9 million in the first quarter of 1999. Catalog revenues in the first quarter of 2000 decreased to $40.8 million from $48.7 million in the first quarter of 1999, as the Company continues to migrate customers to the Internet. Pages circulated were approximately the same in both periods.

The revenues of J.Crew Factory increased from $19.0 million in the first quarter of 1999 to $19.1 million in the first quarter of 2000. There were 42 stores open during the first quarter of 2000 compared to 45 stores during the first quarter of 1999.

Cost of goods sold, including buying and occupancy costs, decreased as a percentage of revenues from 55.2% in the first quarter of 1999 to 53.8% in the first quarter of 2000. This decrease is attributable primarily to an increase in initial mark-up and a decrease in buying and occupancy costs as a percentage of revenues.

Selling, general and administrative expenses increased to $73.0 million in the three months ended April 29, 2000 from $68.0 million in the three months ended May 1, 1999. This increase resulted from an increase in general and administrative expenses of $8.6 million offset by a decrease in selling expense of $3.6 million. The increase in general and administrative expenses was due primarily to the increase in the number of retail stores in operation during the first quarter of 2000 compared to the first quarter of 1999. The decrease in selling expense from the first quarter of 1999 to the first quarter of 2000 resulted from higher catalog costs in the first quarter of 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 46.0% of revenues in the first quarter of 2000 from 47.6% in the first quarter of 1999.

The decrease in interest expense from $6.3 million in the first quarter of 1999 to $5.6 million in the first quarter of 2000 resulted primarily from the repayment of $10 million of the term loan in the fourth quarter of 1999 and a decrease in average borrowings under revolving credit arrangements from $26.5 million in the first quarter of 1999 to $1.7 million in the first quarter of 2000.

The decrease in the loss before income taxes from $10.3 million in the three months ended May 1, 1999 to $5.2 million in the three months ended April 29, 2000 resulted primarily from the improvement in sales volume and merchandising margin.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               27. Financial Data Schedule.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the period covered by this Report.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             J. CREW OPERATING CORP.
                                             (Registrant)


Date:  June 7, 2000                          By:  /s/  Mark Sarvary
                                                -----------------------------
                                                  Mark Sarvary
                                                  Chief Executive Officer



Date:  June 7, 2000                          By:  /s/  Scott M. Rosen
                                                -----------------------------
                                                  Scott M. Rosen
                                                  Chief Financial Officer