Form 10-Q
period 2000-11-28
J CREW OPERATING CORP
filed 2000-12-05
CIK 1051425

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


         [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 28, 2000

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

                                 (212) 209-2500
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                        ----   ----

As of November 25, 2000 there were outstanding 100 shares of Common Stock, par value $.01 per share.

The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         Part I - Financial Information

Item I. Financial Statements

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                      October 28,                  January 29,
                        Assets                           2000                         2000
                        ------                           ----                         -----
                                                       (unaudited)
                                                                   (in thousands)
Current assets:
 Cash and cash equivalents                               $ 21,737                     $ 38,693
 Merchandise inventories                                  164,623                      129,928
 Prepaid expenses and other current assets                 26,459                       30,083
 Net assets held for disposal                               4,741                        8,927
                                                         --------                     --------

  Total current assets                                    217,560                      207,631

Property and equipment - at cost                          252,295                      216,083
    Less accumulated depreciation and amortization        (94,468)                     (77,683)
                                                         --------                     --------
                                                          157,827                      138,400
                                                         --------                     --------

Deferred income tax assets                                  6,817                        6,817
Other assets                                                9,575                       10,758
                                                         --------                     --------
   Total assets                                          $391,779                     $363,606
                                                         ========                     ========

      Liabilities and Stockholder's Deficit
      -------------------------------------

Current liabilities:
 Notes payable - bank                                    $ 32,000                     $     --
 Accounts payable and other current liabilities           106,746                      111,173
 Federal and state income taxes                            12,139                       15,956
 Deferred income tax liabilities                            5,842                        5,842
                                                         --------                     --------

   Total current liabilities                              156,727                      132,971
                                                         --------                     --------

Long-term debt                                            180,000                      184,000
                                                         --------                     --------

Deferred credits and other long-term liabilities           56,085                       48,277
                                                         --------                     --------

Due to J.Crew Group, Inc.                                     890                          903
                                                         --------                     --------

Stockholder's deficit                                      (1,923)                      (2,545)
                                                         --------                     --------

      Total liabilities and stockholder's deficit      $  391,779                  $   363,606
                                                       ==========                  ===========




See notes to unaudited condensed consolidated financial statements.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                                                    Thirty-nine weeks ended
                                                           October 28,                 October 30,
                                                           ------------                ------------
                                                                2000                       1999
                                                                ----                       ----
                                                                         (unaudited)
                                                                        (in thousands)
Revenues:

 Net sales                                                    $514,231                    $464,006
 Other                                                           2,169                       2,083
                                                              --------                    --------
                                                               516,400                     466,089

Cost of goods sold including buying and occupancy costs        280,800                     262,346

Selling, general and administrative expenses                   217,504                     197,469
                                                              --------                    --------

  Income from operations                                        18,096                       6,274

Interest expense - net                                         (17,054)                    (19,656)
                                                              --------                    --------

  Income/(loss) before income taxes                              1,042                     (13,382)

Income taxes                                                      (420)                      5,460
                                                              --------                    --------

  Net income/(loss)                                           $    622                      (7,922)
                                                              ========                    ========




See notes to unaudited condensed consolidated financial statements.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                                                      Thirteen weeks ended
                                                           October 28,                     October 30,
                                                           ------------                   --------------
                                                               2000                             1999
                                                               ----                             ----
                                                                           (unaudited)
                                                                          (in thousands)
Revenues:

 Net sales                                                    $193,971                         $173,714
 Other                                                             796                              690
                                                              --------                         --------
                                                               194,767                          174,404

Cost of goods sold including buying and occupancy costs        104,000                           96,065

Selling, general and administrative expenses                    73,851                           66,319
                                                              --------                         --------

   Income from operations                                       16,916                           12,020

Interest expense - net                                          (5,740)                          (6,837)
                                                              --------                         --------

  Income before income taxes                                    11,176                            5,183

Income taxes                                                    (4,520)                          (2,125)
                                                              --------                         --------

   Net income                                                 $  6,656                         $  3,058
                                                              ========                         ========










See notes to unaudited condensed consolidated financial statements.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                                                         Thirty-nine weeks ended
                                                                         -----------------------

                                                                  October 28,                 October 30,
                                                                  -----------                 -----------
                                                                      2000                        1999
                                                                      ----                        ----
                                                                                (unaudited)
                                                                              (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net income/(loss)                                                    $    622                    $ (7,922)

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
  Depreciation and amortization                                        15,993                      12,917
  Writeoff of software development costs                                   --                         750
  Amortization of deferred financing costs                              1,471                       1,461

Changes in operating assets and liabilities:

  Merchandise inventories                                             (34,695)                     (4,078)
  Prepaid expenses and other current assets                             3,624                        (489)
  Other assets                                                           (398)                       (861)
  Net assets held for disposal                                          4,186                       1,960
  Accounts payable and other liabilities                               (4,158)                     (6,420)
  Federal and state income taxes                                       (3,817)                      2,212
                                                                     --------                    --------

  Net cash used in operating activities                               (17,172)                       (460)
                                                                     --------                    --------

CASH FLOW FROM INVESTING ACTIVITIES:

  Capital expenditures                                                (39,560)                    (35,831)
  Proceeds from construction allowances                                11,776                       6,881
                                                                     --------                    --------

  Net cash used in investing activities                               (27,784)                    (28,950)
                                                                     --------                    --------

CASH FLOW FROM FINANCING ACTIVITIES:

  Increase in notes payable, bank                                      32,000                      39,000
  Repayment of long-term debt                                          (4,000)                         --
                                                                     --------                    --------

  Net cash provided by financing activities                            28,000                      39,000
                                                                     --------                    --------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                      (16,956)                      9,590

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        38,693                       9,643
                                                                     --------                    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $ 21,737                    $ 19,233
                                                                     ========                    ========



See notes to unaudited condensed consolidated financial statements.

                    J.CREW OPERATING CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Operating Corp. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated balance sheet as of October 28, 2000 and the condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

     The revenues and expenses of the discontinued Clifford and Wills catalog and outlet store operations for the thirteen and thirty-nine week period ended October 28, 2000 and October 30, 1999 were not material and, as a result, have been netted in the accompanying consolidated statement of operations. In February 2000 the Company sold certain intellectual property assets of Clifford and Wills, Inc. to Spiegel Catalog, Inc. for $3.9 million. In connection with this sale, the Company agreed to cease the fulfillment of catalog orders but retained the right to operate its outlet stores and conduct other liquidation sales of inventories through December 31, 2000.

     The results of operations for the thirty-nine week period ended October 28, 2000 are not necessarily indicative of the operating results for the full fiscal year.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Thirteen weeks ended October 28, 2000 versus thirteen weeks ended October 30, 1999

Revenues for the three months ended October 28, 2000 increased to $194.8 from $174.4 million for the three months ended October 30, 1999, an increase of 11.7%. This increase resulted primarily from an increase of $23.1 million in the net sales of J.Crew Retail.

Revenues of J.Crew Retail increased from $79.7 million in the third quarter of 1999 to $102.8 million in the third quarter of 2000. This increase was due primarily to the sales from the new stores opened for less than a full fiscal year. Comparable stores sales in the third quarter of 2000 increased by 8.9%. The number of stores open at October 28, 2000 increased to 103 from 88 at July 29, 2000.

Revenues of J.Crew Direct increased from $61.6 million in the third quarter of 1999 to $61.9 million in the third quarter of 2000. Revenues from jcrew.com increased to $26.5 million in the third quarter of 2000 from $17.2 million in the third quarter of 1999. Catalog revenues decreased to $35.4 million in the third quarter of 2000 compared to $44.4 million in the third quarter of 1999, as the Company continued to migrate customers to the Internet. Pages circulated were approximately the same during both periods.

Revenues of J.Crew Factory decreased from $32.4 million in the third quarter of 1999 to $29.3 million in the third quarter of 2000. This decrease resulted primarily from a decrease of 5.3% in comp store sales.

Cost of goods sold, including buying and occupancy costs, decreased as a percentage of revenues from 55.1% in the third quarter of 1999 to 53.4% in the third quarter of 2000. This decrease resulted primarily from an increase in initial markup and a better inventory mix in J.Crew Factory.

Selling, general and administrative expenses increased to $73.9 million in the three months ended October 28, 2000 from $66.3 million in the three months ended October 30, 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 37.9% of revenues in the third quarter of 2000 from 38.0% in the third quarter of 1999. The increase in dollar amount resulted from an increase in general and administrative expenses of $9.2 million due primarily to the increase in the number of retail stores in operation during the third quarter of 2000 compared to the third quarter of 1999, offset by a decrease in selling expense from the third quarter of 1999 to the third quarter of 2000 of $1.6 million. This decrease resulted from direct advertising related to jcrew.com of $3.0 million in the third quarter of 1999 which did not occur in the third quarter of 2000 offset by higher catalog costs in the third quarter of 2000.

The decrease in interest expense from $6.8 million in the three months ended October 30, 1999 to $5.7 million in the three months ended October 28, 2000 resulted primarily from the pay down of $14 million of the term loan subsequent to the third quarter of 1999 and a decrease in average borrowings under revolving credit arrangements, which were $19.9 million in the third quarter of 2000 compared to $43.1 million in the third quarter of 1999.

The increase in income before income taxes from $5.2 million in the three months ended October 30, 1999 to $11.2 million in the three months ended October 28, 2000 resulted primarily from the improvement in sales volume and merchandise margins and the decrease in marketing expenses incurred by jcrew.com in the third quarter of 2000.

Results of Operations - Thirty-nine weeks ended October 28, 2000 versus thirty-nine weeks ended October 30, 1999.

Revenues for the nine months ended October 28, 2000 increased to $516.4 million from $466.1 million in the nine months ended October 30, 1999, an increase of 10.8%. This increase resulted from an increase in the net sales of J.Crew Retail of $53.0 million.

Revenues of J.Crew Retail increased from $215.7 million in the nine months ended October 30, 1999 to $268.7 million in the nine months ended October 28, 2000. This increase was due primarily to sales from new stores opened for less than a full fiscal year. Comparable store sales in the nine months ended October 28, 2000 increased by 5.5%. The number of stores open at October 28, 2000 increased to 103 from 81 at January 29, 2000.

Revenues of J.Crew Direct increased from $171.4 million in the nine months ended October 30, 1999 to $172.8 million in the nice months ended October 28, 2000. Revenues from jcrew.com increased to $63.5 in the first nine months of 2000 from $36.5 million in the first nine months 1999. Catalog revenues decreased to $109.3 million in the first nine months of 2000 from $134.9 million in the first nine months of 1999. as the Company continues to migrate customers to the Internet. Pages circulated were approximately the same during both periods.

Revenues of J.Crew Factory decreased from $77.0 million in the nine months ended October 30, 1999 to $72.7 million in the nine months ended October 28, 2000. This decrease resulted primarily from a decrease in the number of stores from 44 at October 30, 1999 to 41 at October 28, 2000.

Cost of goods sold, including buying and occupancy costs, decreased as a percentage of revenues from 56.3% in the nine months ended October 30, 1999 to 54.4% in the nine months ended October 28, 2000. This decrease resulted primarily from an increase in initial markup and a better inventory mix in J.Crew Factory.

Selling, general and administrative expenses increased to $217.5 million in the nine months ended October 28, 2000 from $197.5 million in the nine months ended October 30, 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 42.1% of revenues in the nine months ended October 28, 2000 from 42.4% in the nine months ended October 30, 1999. The increase in dollar amount resulted from an increase in general and administrative expenses of $24.2 million due to (a) the increase in the number of retail stores in operation during the first nine months of 2000 compared to the first nine months of 1999 and (b) an increase in the bonus provision during the first nine months of 2000. Selling expenses were $43.9 million for the nine months ended October 28, 2000 compared to $48.1 million for the nine months
ended October 30, 1999.   The decrease in selling expenses was attributable
primarily to direct advertising related to jcrew.com of $3.0 million incurred in the third quarter of 1999.

The decrease in interest expense from $19.7 million in the nine months ended
October 30, 1999 to $17.1     million in the first nine months of 2000 resulted
primarily from the pay down of $14 million of the term loan subsequent to the third quarter of 1999 and a decrease in average borrowings under revolving credit arrangements, which were $9.9 million in the nine months ended October 28, 2000 compared to $34.7 million in the nine months ended October 30, 1999.

The increase in income before income taxes from a loss of $13.4 million in the nine months ended October 30, 1999 to income of $1.0 million in the nine months ended October 28, 2000 resulted primarily from the improvement in sales volume and merchandise margin and the decrease in marketing expense related to jcrew.com in the third quarter of 2000.

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


                                        J. CREW OPERATING CORP.
                                        (Registrant)


Date:  December 5, 2000                 By:  /s/  Mark Sarvary
                                           -------------------
                                             Mark Sarvary
                                             Chief Executive Officer



Date:  December 5, 2000                 By:  /s/  Scott M. Rosen
                                           ---------------------
                                           Scott M. Rosen
                                           Chief Financial Officer