Form 10-K405
period 2001-02-03
J CREW OPERATING CORP
filed 2001-04-27
CIK 1051425

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   __________
                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended February 3, 2001

                       Commission File Number  333-42423
                                               ---------

                            J. CREW OPERATING CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                    22-3540930
           --------                                    ----------
      (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

            770 Broadway, New York, New York                          10003
            (Address of principal executive offices)                (Zip Code)

            Registrant's telephone number, including area code: (212) 209-2500

            Securities registered pursuant to Section 12(b) of the Act:  None

            Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
     -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The common stock of the registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

As of April 1, 2001, there were 100 shares of Common Stock, par value $.01 per share, outstanding.

Documents incorporated by reference:  None

The Registrant meets the conditions set forth in General Instructions I 1(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K under the captions "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Financial Statements and Supplementary Data" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

References herein to fiscal years are to the fiscal years of J. Crew Operating Corp., which ended on the Friday closest to January 31 in the following calendar year for fiscal year 1996 and on the Saturday closest to January 31 in the following calendar year for fiscal years 1997, 1998, 1999 and 2000. Accordingly, fiscal years 1996, 1997, 1998, 1999 and 2000 ended on January 31, 1997, January 31, 1998, January 30, 1999, January 29, 2000 and February 3, 2001. All fiscal years for which financial information is included had 52 weeks, except fiscal year 2000 which had 53 weeks.

References in this Report to the "Company" "Operating Corp." and "J. Crew" mean
J. Crew Operating Corp. and its subsidiaries, unless the context requires otherwise, and references to "Holdings" means J.Crew Group, Inc., the parent company of J.Crew Operating Corp.

                                     Part I

ITEM 1.  BUSINESS

General

The Company is a leading retailer of women's and men's apparel, shoes and
accessories operating   under the J.Crew (R)   brand name. The Company has built
a strong and widely recognized brand name known for its timeless styles at price points that the Company believes represent exceptional product value. The J. Crew image has been built and reinforced over its 18-year history through the circulation of more than 800 million catalogs that use magazine-quality photography to portray a classic American perspective and aspirational lifestyle. Many of the original items introduced by the Company in the early 1980s (such as the rollneck sweater, weathered chino, barn jacket and pocket tee) were instrumental in establishing the J. Crew brand and continue to be core product offerings. The Company has capitalized on the strength of the J. Crew brand to provide customers with clothing to meet more of their lifestyle needs, including casual, career and sport.

The J. Crew merchandising strategy emphasizes timeless styles and a broad assortment of high-quality products designed to provide customers with one-stop shopping opportunities at attractive prices. J. Crew retail stores, catalogs and its Internet site offer a full line of men's and women's basic durables (casual weekend wear), work wear (casual weekday wear), sport, swimwear, accessories and shoes, as well as the more tailored men's and women's "Classics" lines.

Approximately, 60% of the Company's J. Crew brand sales are derived from its core offerings of classics, durables and sport clothing, the demand for which the Company believes is stable and resistant to changing fashion trends. The Company believes that the J. Crew image and merchandising strategy appeal to college-educated, professional and affluent customers who, in the Company's experience, have demonstrated strong brand loyalty and a tendency to make repeat purchases.

J. Crew products are distributed exclusively through the Company's retail and factory outlet stores, catalogs and the Company's Internet site, jcrew.com. The Company currently circulates over 70 million J. Crew catalogs per annum and operates 105 J. Crew retail stores and 41 J. Crew factory outlet stores. In addition, J. Crew products are distributed through 70 free-standing and shop-in-shop stores in Japan under a licensing agreement with Itochu Corporation.

The Company has three major operating divisions: J. Crew Retail, J. Crew Direct, and J. Crew Factory Outlets, each of which operate under the J. Crew brand name. In 2000, products sold under the J. Crew brand contributed $787.7 million in net sales. J. Crew brand net sales in 2000 were comprised of $406.8 million from J. Crew Retail, $284.8 million from J. Crew Direct and $96.1 million from J. Crew Factory Outlet. The Company also markets to its customers through its Internet site (jcrew.com). Net sales derived from the Internet, which were $107.3 million for 2000, are included in J. Crew Direct net sales. The Company also generated licensing revenues of $3.0 million and shipping and handling fees of $35.3 million.

Effective as of October 30, 1998 the Company sold Popular Club Plan, Inc. and subsidiaries (PCP) to The Fingerhut Companies, Inc. for $42.0 million and the assumption of an accounts receivable securitization facility. Revenues for the nine months ended October 30, 1998 were $130.6 million. A gain on the sale of $10.0 million was included in the results of operations in fiscal 1998. An additional gain of $1.0 million was recognized in fiscal 1999 from the reversal of certain estimated liabilities recorded at the date of sale.

In 1998, management of the Company made a decision to exit the operations of its Clifford & Wills catalog and factory outlet subsidiaries (C&W). Revenues for the year ended January 30, 1999 were $83.8 million. A charge of $13.3 million was included in fiscal 1998 operations to write down the assets of C&W to net realizable value and to provide for certain additional costs in connection with the discontinuance of the C&W operations, including severance and lease termination costs. Additionally, fourth quarter charges of $1.7 million, included in selling expense, were incurred relating to deferred catalog costs. In February 2000 the Company sold certain intellectual property assets of C&W to Spiegel Catalog Inc. for $3.9 million. In connection with this sale the Company agreed to cease the fulfillment of catalog orders but retained the right to operate its outlet stores and conduct other liquidation sales of inventories through December 31, 2000. After consideration of the proceeds of the sale and other terms of the agreement the Company provided an additional $4,000,000 to write down inventories to net realizable value as of January 29, 2000. During the year ended February 3, 2001 the remaining balance of net assets applicable to C&W of $4.1 million was written off.

ITEM 2.  PROPERTIES

The Company is headquartered in New York City. The New York City headquarters' offices are leased under a lease agreement expiring in 2012 (not including renewal options). The Company owns two telemarketing and distribution facilities: a 406,500-square-foot telemarketing and distribution center for J. Crew Direct operations in Lynchburg, Virginia and a 192,500-square-foot telemarketing and distribution center in Asheville, North Carolina servicing the
J. Crew Retail operations.

As of February 3, 2001, the Company operated 105 J. Crew retail stores and 41 factory outlet stores in 36 states and the District of Columbia. All of the retail and factory outlet stores are leased from third parties, and the leases in most cases have terms of 10 to 12 years, not including renewal options. As a general matter, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is comprised of annual base rent plus a contingent rent payment based on the store's sales in excess of a specified threshold. Substantially all the leases are guaranteed by Holdings.

ITEM 3.  LEGAL PROCEEDINGS

      Routine litigation is pending against the Company with respect to matters incidental to its business. Although the outcome of litigation cannot be predicted with certainty, in the opinion of the Company, none of those actions should have a material adverse effect on the consolidated financial condition or results of operations of the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I of Form 10-K.

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

ITEM 6.    SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the audited consolidated financial statements of the Company for the two-year period ended February 3, 2001 and notes thereto included elsewhere in this Annual Report on Form 10-K.

Fiscal 2000 Compared to Fiscal 1999

Revenues
--------

Revenues increased 10.0% to $826.0 million in the fiscal year ended February 3, 2001 from $750.7 million in the fiscal year ended January 29, 2000. The fiscal year ended February 3, 2001 consisted of 53 weeks compared to 52 weeks in the prior year. Net sales for the fifty-third week were $10.8 million. The increase in revenues was due primarily to the increase of $73.2 million in the net sales for J.Crew Retail.

J. Crew Retail net sales increased by 21.9% from $333.6 million in fiscal 1999 to $406.8 million in fiscal 2000. The percentage of the Company's total net sales derived from J. Crew Retail increased to 51.6% in fiscal year 2000 compared to 46.7% in fiscal 1999. This increase was attributed primarily to net sales from stores not opened for a full fiscal year. Comparable store sales increased by 1.7% in fiscal 2000. The number of stores opened at February 3, 2001 increased to 105 from 81 at January 29, 2000.

J. Crew Direct net sales (which includes net sales from catalog and internet operations) increased by 2.2% from $278.6 million in fiscal 1999 to $284.8 million in fiscal 2000. The percentage of the Company's total net sales derived from J. Crew Direct decreased to 36.2% in fiscal 2000 from 39.0% in fiscal 1999. Catalog net sales decreased to $177.5 million in fiscal 2000 from $213.3 million in fiscal 1999. Internet net sales increased to $107.3 million in fiscal 2000 from $65.3 million in fiscal 1999 as the Company continued to migrate catalog customers to the Internet.

J.Crew Factory Outlet net sales decreased by 5.8% from $102.0 million in fiscal 1999 to $96.1 million in fiscal 2000. The percentage of the Company's total net sales derived from J. Crew Factory Outlet decreased to 12.2% in fiscal 2000 from 14.3% in fiscal 1999. Comparable store sales for J. Crew Factory Outlet decreased by 2.9% in fiscal 2000. J. Crew Factory Outlet closed one store in fiscal 2000 and 41 stores were open at February 3, 2001.

Other revenues which consist of shipping and handling fees and royalties increased from $36.6 million to $38.3 million, primarily as a result of an increase in shipping and handling fees.

Cost of sales, including buying and occupancy costs
---------------------------------------------------

Cost of sales, including buying and occupancy costs as a percentage of revenues decreased to 56.2% in fiscal 2000 from 57.4% in fiscal 1999. This decrease was caused primarily by an increase in initial mark up due to a decrease in the cost of merchandise and an improvement in inventory mix in our factory division.

Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative expenses increased to $301.2 million in fiscal 2000 (36.5% of revenues) from $278.7 million in fiscal 1999 (37.1% of revenues).

General and administrative expenses of the J.Crew brand increased to $238.5 million in fiscal 2000 (28.9% of revenues) from $203.0 million in fiscal 1999 (27.0% of revenues). This increase resulted primarily from (a) an increase in the expenses attributable to the increased number of retail stores in operation during fiscal 2000 compared to fiscal 1999 and (b) an increase in bonus provision in fiscal 2000 as a result of the increase in operating income.

Selling expenses were $62.7 million in fiscal 2000 (7.6% of revenues) compared to $75.7 million in fiscal 1999 (10.1% of revenues). This decrease was due primarily to $6.0 million of direct advertising related to the Internet that was incurred in fiscal 1999, a decrease in pages circulated from 9.3 billion pages in fiscal 1999 to 8.7 billion pages in fiscal year 2000 and catalog production efficiencies.

Write-down of assets and other charges in connection with the discontinuance of
-------------------------------------------------------------------------------
Clifford & Wills
----------------

An additional charge of $4.1 million was incurred in fiscal 2000 to write off the remaining balance of the net assets of Clifford & Wills, primarily inventories.

Interest expense
----------------

Interest expense, net decreased to $22.8 million in fiscal 2000 from $26.6 million in fiscal 1999. This decrease resulted from lower average borrowings during fiscal 2000 under the Revolving Credit Facility and the reduced term loan balance. Average borrowings under the Revolving Credit Facility required to fund inventories and capital expenditures were $9.8 million in fiscal 2000 compared to $30.8 million in fiscal 1999.

Income Taxes
------------

The effective tax rate was 35.9% in fiscal 2000 compared to 54.7% in fiscal 1999. The effective tax rate in 1999 was higher than the normal rate due primarily to the inability of certain subsidiaries to deduct net operating losses for state tax purposes.


ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company' variable rate debt consists of
borrowings under the Revolving Credit Facility and the Term Loan Facility.   In
order to manage this interest rate risk, the Company entered into an interest rate swap agreement in October 1997 which converted the variable rate interest for $50 million of debt to a fixed rate of 6.23%. The swap agreement expired in October 2000 and was not renewed because the Company's exposure under the Revolving Credit Facility and Term Loan Facility has been substantially reduced.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at February 3, 2001 were approximately $50.9 million.

The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise as denominated in yen. The Company has from time to time entered into forward foreign exchange contracts to minimize the risk. At February 3, 2001 there were no forward foreign exchange contracts outstanding.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are set forth herein commencing on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I of Form 10-K.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements

            The following financial statements of J. Crew Operating Corp. and subsidiaries are included in Item 8:

            (i)    Report of KPMG LLP, Independent Auditors
            (ii) Consolidated Balance Sheets - as of February 3, 2001 and January 29, 2000
            (iii) Consolidated Statements of Operations - Years ended February 3, 2001, January 29, 2000 and January 30, 1999
            (iv) Consolidated Statements of Cash Flows - Years ended February 3, 2001, January 29, 2000 and January 30, 1999
            (v)    Notes to consolidated financial statements

      2.    Financial Statements Schedules

            Schedule II  Valuation and Qualifying Accounts.

      3.    Exhibits

            The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)   Reports on Form 8-K

      The Company has not filed any reports on Form 8-K during the fiscal quarter ended February 3, 2001.

(c)   Exhibits

      See Item 14(a)3 above.

(d)   Financial Statements Schedules

      See Item 14(a)1 and 14(a)2 above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      J. CREW OPERATING CORP.
Date: April 20, 2001
                                            By:  /s/ Mark A. Sarvary
                                               ----------------------
                                                 Mark A. Sarvary
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 20, 2001.

          Signature                      Title
          ---------                      -----



     /s/ Mark A. Sarvary           Chief Executive Officer
     -------------------------     (Principal Executive Officer)
     Mark A. Sarvary


     /s/ Scott M. Rosen            Executive Vice President, Chief Financial
     -------------------------     Officer (Principal Financial Officer)
     Scott M. Rosen


     /s/ Nicholas Lamberti         Vice President, Corporate Controller
     -------------------------     (Principal Accounting Officer)
     Nicholas Lamberti


     /s/ David Bonderman           Director
     -------------------------
     David Bonderman


     /s/ Richard W. Boyce          Director
     -------------------------
     Richard W. Boyce

     /s/ James G. Coulter          Director
     -------------------------
     James G. Coulter


     /s/ Emily Woods               Director
     -------------------------
     Emily Woods

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Crew Operating Corp. and subsidiaries as of February 3, 2001 and January 29, 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                                   KPMG LLP

March 30, 2001

                          J. CREW OPERATING CORP. AND
                                 SUBSIDIARIES

                          Consolidated Balance Sheets

                                                        February 3,     January 29,
                 Assets                                    2001           2000
                 ------                                    ----           ----
                                                             (in thousands)
Current assets:
 Cash and cash equivalents                              $  32,930      $  38,693
 Merchandise inventories                                  140,667        129,928
 Prepaid expenses and other current assets                 23,740         30,083
 Net assets held for disposal                                  --          8,927
                                                        ---------      ---------

     Total current assets                                 197,337        207,631
                                                        ---------      ---------

Property and equipment - at cost:

 Land                                                       1,460          1,460
 Buildings and improvements                                11,432         11,363
 Furniture, fixtures and equipment                         70,541         60,355
 Leasehold improvements                                   144,906        130,054
 Construction in progress                                  22,983         12,851
                                                        ---------      ---------
                                                          251,322        216,083
     Less accumulated depreciation and amortization        85,746         77,683
                                                        ---------      ---------
                                                          165,576        138,400
                                                        ---------      ---------

Deferred income taxes                                          --          6,817

Other assets                                               10,839         10,758
                                                        ---------      ---------

     Total assets                                       $ 373,752      $ 363,606
                                                        =========      =========
                Liabilities and Stockholder's Equity(Deficit)
                ------------------------------------

Current liabilities:
 Accounts payable                                       $  49,705      $  40,951
 Other current liabilities                                 75,168         70,222
 Federal and state income taxes payable                    18,850         15,956
 Deferred income taxes                                      3,731          5,842
                                                        ---------      ---------

     Total current liabilities                            147,454        132,971
                                                        ---------      ---------

Long-term debt                                            150,000        184,000
                                                        ---------      ---------

Deferred credits and other long-term liabilities           56,043         48,277
                                                        ---------      ---------

Due to J.Crew Group, Inc.                                   1,047            903
                                                        ---------      ---------

Stockholder's equity(deficit)                              19,208         (2,545)
                                                        ---------      ---------

     Total liabilities and stockholder's equity(deficit)$ 373,752      $ 363,606
                                                        =========      =========

See accompanying notes to consolidated financial statements.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                     Consolidated Statements of Operations


                                                                         Years ended
                                                                          ----------
                                                          February 3,    January 29,    January 30,
                                                          -----------    -----------    -----------
                                                              2001          2000           1999
                                                              ----          ----           ----
                                                                        (in thousands)
Revenues:

 Net sales                                                 $787,658        $714,119      $816,221
 Other                                                       38,317          36,577        54,621
                                                           --------        --------      --------
                                                            825,975         750,696       870,842

Operating costs and expenses:

 Cost of goods sold, including buying and occupancy
  costs                                                     463,909         431,193       511,716
 Selling, general and administrative expenses               301,216         278,666       331,169
 Write off of software development costs                         --           7,018            --
 Write down of assets and other charges in
  connection with discontinuance of Clifford & Wills          4,130           4,000        13,300
 Termination costs and other nonrecurring
  employment contract charges                                    --               -         7,995
                                                           --------        --------      --------
                                                            769,255         720,877       864,180
                                                           --------        --------      --------

     Income from operations                                  56,720          29,819         6,662

Interest expense - net                                      (22,787)        (26,626)      (28,560)

Gain on sale of Popular Club Plan                                --           1,000        10,000
                                                           --------        --------      --------

     Income/(loss) before income taxes                       33,933           4,193       (11,898)

(Provision) benefit for income taxes                        (12,180)         (2,293)        4,227
                                                           --------        --------      ----------


     Net income/(loss)                                     $ 21,753        $  1,900      $ (7,671)
                                                           ========        ========      ==========

See accompanying notes to consolidated financial statements.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                              Years ended
                                                                              -----------
                                                               February 3,    January 29,    January 30,
                                                               -----------    -----------    -----------
                                                                  2001            2000          1999
                                                                  ----            ----          ----
                                                                             (in thousands)
Cash flows from operating activities:
Net income/(loss)                                               $ 21,753        $  1,900      $ (7,671)
Adjustments to reconcile net income/(loss) to net cash
 provided by operating activities:
  Depreciation and amortization                                   22,600          19,241        15,972
  Write off of software development costs                             --           7,018            --
  Amortization of deferred financing costs                         2,548           1,950         1,891
  Deferred income taxes                                            4,706          (2,497)       (7,464)
  Provision for losses on accounts receivable                         --              --         5,627
  Gain on sale of subsidiary                                          --          (1,000)      (10,000)
  Write down of assets and other charges
  in connection with discontinued catalog                          4,130           4,000        15,000
Changes in operating assets and liabilities:
 Accounts receivable                                                  --              --        (8,242)
 Merchandise inventories                                         (10,739)         26,094       (15,608)
 Net assets held for disposal                                      4,797           4,450            --
 Prepaid expenses and other current assets                         6,343          16,646          (536)
 Other assets                                                     (2,781)           (770)       (2,559)
 Accounts payable                                                  8,754             821         7,415
 Other liabilities                                                 5,407          13,044         2,550
 Federal and state income taxes payable                            2,894           3,406        12,299
                                                                --------        --------      --------
  Net cash provided by operating activities                       70,412          94,303         8,674
                                                                --------        --------      --------

Cash flows from investing activities:
 Capital expenditures                                            (55,694)        (48,684)      (41,177)
 Proceeds from construction allowances                            13,519           7,431         4,823
 Proceeds from sale of subsidiary, net of related expenses             -              --        37,157
                                                                --------        --------      --------
  Net cash provided by (used in) investing activities            (42,175)        (41,253)          803
                                                                --------        --------      --------

Cash flows from financing activities:
 (Decrease)/increase in notes payable, bank                           --         (14,000)       14,000
 Repayment of long-term debt                                     (34,000)        (10,000)      (26,000)
                                                                --------        --------      --------
  Net cash used in financing activities                          (34,000)        (24,000)      (12,000)
                                                                --------        --------      --------

Increase (decrease) in cash and cash equivalents                  (5,763)         29,050        (2,523)

Cash and cash equivalents at beginning of year                    38,693           9,643        12,166
                                                                --------        --------      --------
Cash and cash equivalents at end of year                        $ 32,930        $ 38,693      $  9,643
                                                                ========        ========      ========

Supplementary cash flow information:
 Income taxes paid (refunded)                                   $  4,279        $ (7,570)     $   (515)
 Interest paid                                                  $ 20,513        $ 24,792      $ 27,763
                                                                ========        ========      ========

See accompanying notes to consolidated financial statements.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999

(1) Nature Of Business And Summary Of Significant Accounting Policies

    (a)  Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of J. Crew Operating Corp. ("Operating Corp") and its wholly-owned subsidiaries (collectively, the "Company"). Operating Corp. is a wholly-owned subsidiary of J. Crew Group, Inc. ("Holdings"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

    (c)  Fiscal Year

         The Company's fiscal year ends on the Saturday closest to January 31. The fiscal years 2000, 1999, and 1998 ended on February 3, 2001 (53 weeks), January 29, 2000 (52 weeks) and January 30, 1999 (52 weeks).

    (d)  Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $18,331,000 and $23,896,000 at February 3, 2001 and January 29, 2000, are stated at cost, which approximates market value.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999


  (e)   Merchandise Inventories

        Merchandise inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory.

  (f)   Advertising and Catalog Costs

        Direct response advertising which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. The Company accounts for catalog costs in accordance with the AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs, included in prepaid expenses and other current assets, as of February 3, 2001 and January 29, 2000 were $10,600,000 and $14,300,000. Catalog costs, which are reflected in selling and administrative expenses, for the fiscal years 2000, 1999, and 1998 were $69,000,000, $84,077,000, and $116,515,000.

        All other advertising costs are expensed as incurred. Advertising expenses were $6,671,000 for fiscal year 1999. Advertising costs were not significant in all other years.

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

        Significant systems development costs are capitalized and amortized on a straight-line basis over periods ranging from three to five years. Approximately $15.0 million and $6.0 million of systems development costs were capitalized in fiscal years 2000 and 1999.

        The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized over the term of the related lease.

  (h)   Other Assets

        Other assets consist primarily of debt issuance costs of $6,956,000 and $9,297,000 at February 3, 2001 and January 29, 2000, which are amortized over the term of the related debt agreements.

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

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999

  (j)   Revenue Recognition

        Revenue is recognized for catalog and internet sales when merchandise is shipped to customers, and at the time of sale for retail sales. The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. Amounts billed to customers for shipping and handling fees related to catalog and internet sales are included in other revenues at the time of shipment.

  (k)   Store Preopening Costs

        Costs associated with the opening of new retail and outlet stores are expensed as incurred.

  (l)   Derivative Financial Instruments

        Derivative financial instruments are used by the Company to manage its interest rate and foreign currency exposures. For interest rate swap agreements, the net interest paid is recorded as interest expense on a current basis. Gains or losses resulting from market fluctuations are not recognized. The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations. Gains and losses on contracts accounted for as hedges are deferred and recognized as adjustments to the bases of those assets. Contracts accounted for as speculative are marked to market and gains and losses are recorded currently. Such gains and losses were not material for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

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

                           J. CREW OPERATING CORP AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999


(2)   Shipping and Handling Revenues

      In July 2000 the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 00-10 "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenues. The Company adopted EITF 00-10 in its consolidated financial statements during the fourth quarter of fiscal 2000 and has restated all comparative prior period financial statements.

      Previously, the Company netted shipping and handling fees against third-party shipping costs in cost of sales. Handling costs, including shipping supplies and labor to assemble and ship the product, were included in selling, general and administrative expenses. After the restatement, shipping and handling fees are included in other revenues and shipping and handling costs are included in cost of sales.

(3)   Disposal of Businesses

      (a)   Popular Club Plan

      In accordance with a sale agreement dated November 24, 1998 the Company sold all of the capital stock of Popular Club Plan, Inc. and subsidiaries ("PCP") to The Fingerhut Companies, Inc. effective as of October 30, 1998 for gross proceeds of $42.0 million in cash.

      A gain on the sale of PCP of $10.0 million is included in the statement of operations for fiscal 1998. An additional gain of $1.0 million was recognized in fiscal 1999 from the reversal of certain estimated liabilities recorded at the date of sale. For the nine months ended October 30, 1998 revenues of $130.6 million were included in the statement of operations.

      (b)   Clifford & Wills

      In 1998, management of the Company made a decision to exit the catalog and outlet store operations of Clifford & Wills ("C&W"). Revenues of C&W included in the statement of operations for the year ended January 30, 1999 were $83.8 million. Revenues and expenses for fiscal 1999 and 2000 were not material and as a result have been netted in the accompanying consolidated statement of operations.

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

                          J. CREW OPERATING CORP. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999


       At February 3, 2001 the Company determined that the realizable value of the remaining net assets of C&W, primarily inventories, was less than their carrying amounts and an additional charge of $4,130,000 was taken.


(4)  Other Current Liabilities

     Other current liabilities consist of:

                                                        February 3,          January 29,
                                                           2001                 2000
                                                           ----                 ----
     Customer liabilities                               $ 12,251,000        $  8,855,000
     Accrued catalog and marketing costs                   4,515,000          11,503,000
     Taxes, other than income taxes                        3,686,000           2,372,000
     Accrued interest                                      4,746,000           4,926,000
     Accrued occupancy                                     2,339,000           6,957,000
     Reserve for sales returns                             6,530,000           5,011,000
     Accrued compensation                                 11,051,000           7,411,000
     Other                                                30,050,000          23,187,000
                                                        ------------        ------------
                                                        $ 75,168,000        $  70,222,00
                                                        ------------        ------------

(5)  Long-Term Debt
                                                         February 3,         January 29,
                                                            2001                2000
                                                            ----                ----
     Term loan (a)                                      $         --        $ 34,000,000
     10-3/8% senior subordinated notes (b)               150,000,000         150,000,000
                                                        ------------        ------------
        Total                                           $150,000,000        $184,000,000
                                                        ============        ============

    (a) The term loan was subject to the same interest rates and security terms as the Revolving Credit Agreement and was fully repaid in January 2001. Weighted average interest rate was 8.5% at January 29, 2000.

    (b) The senior subordinated notes are unsecured general obligations of J. Crew Operating Corp., a subsidiary of Holdings, and are subordinated in right of payment to all senior debt. Interest on the notes accrues at the rate of 10-3/8% per annum and is payable semi-annually in arrears on April 15 and October 15. The notes mature on October 15, 2007 and may be redeemed at the option of the issuer subsequent to October 15, 2002 at prices ranging from 105.188% of principal in 2002 to 100% in 2005 and thereafter.

        There are no maturities of long-term debt required during the next five years.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999

(6)  Lines of Credit

     On October 17, 1997, the Company entered into a syndicated revolving credit agreement of up to $200.0 million (the "Revolving Credit Agreement") with a group of banks. This agreement was amended on March 18, 1998, November 23, 1998 and April 20, 1999. Borrowings may be utilized to fund the working capital requirements of the Company including issuance of stand-by and trade letters of credit and bankers' acceptances.

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

     Maximum borrowings under revolving credit agreements were $34,000,000, $58,000,000 and $104,000,000 during fiscal years 2000, 1999 and 1998 and average borrowings were $9,800,000, $30,800,000, and $47,500,000.  There were no borrowings outstanding at February 3, 2001 and  January 29, 2000.

     Outstanding letters of credit established to facilitate international merchandise purchases at February 3, 2001 January 29, 2000 amounted to $50,948,000 and $38,315,000.

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


(7)  Commitments and Contingencies

     (a)  Operating Leases

          As of February 3, 2001, the Company was obligated under various long-term operating leases for retail and outlet stores, warehouses, office space and equipment requiring minimum annual rentals. These operating leases expire on varying dates through 2012. At February 3, 2001 aggregate minimum rentals in future periods are, as follows:


          Fiscal year                                   Amount
          -----------                                   ------
             2001                                   $ 42,131,000
             2002                                     40,095,000
             2003                                     38,917,000
             2004                                     35,864,000
             2005                                     33,212,000
             Thereafter                              139,432,000

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999


          Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

          Rent expense for fiscal 2000, 1999, and 1998 was $45,138,000, $
          39,474,000, and $42,347,000, including contingent rent based on store sales of $1,974,000, $2,600,000, and $3,270,000.

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


(8)  Employee Benefit Plan

     The Company has a thrift/savings plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company's contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the thrift/savings plan were $1,241,000, $1,320,000 and $1,780,000 for fiscal 2000, 1999 and 1998.

(9)  License Agreement

     The Company has a licensing agreement through January 2003 with Itochu Corporation, a Japanese trading company. The agreement permits Itochu to distribute J. Crew merchandise in Japan. The Company earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 2000, 1999, and 1998 was $3,020,000, $2,505,000, and $2,712,000.

(10) Interest Expense - Net

     Interest expense, net consists of the following:


                                                       2000          1999          1998
                                                       ----          ----          ----
        Interest expense                            $20,780,000   $24,914,000   $27,725,000
        Amortization of deferred financing costs      2,548,000     1,950,000     1,891,000
        Interest income                                (541,000)     (238,000)   (1,056,000)
                                                    -----------   -----------   -----------
        Interest expense, net                       $22,787,000   $26,626,000   $28,560,000
                                                    -----------   -----------   -----------

     Interest expense in fiscal 1999 includes $1,029,000 incurred in connection with the settlement of a sales and use tax assessment. Interest income in fiscal 1998 includes $979,000 related to a federal income tax refund.

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999

(11)   Other Revenues

       Other revenues consist of the following:

                                                2000          1999           1998
                                                ----          ----           ----
           Shipping and handling fees        $35,297,000   $34,072,000    $46,584,000
           Royalties                           3,020,000     2,505,000      2,712,000
           Finance charge income                      --            --      5,325,000
                                             -----------   -----------    -----------
                                             $38,317,000   $36,577,000    $54,621,000
                                             ===========   ===========    ===========

(12)   Financial Instruments

       The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The fair value of the Company's long-term debt is estimated to be approximately $132,504,000 and $160,310,000 at February 3, 2001 and January 29, 2000, and is based on dealer quotes or quoted market prices of the same or similar instruments The carrying amounts of long-term debt were $150,000,000 and $184,684,000 at February 3, 2001 and January 29, 2000. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, notes payable-bank, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

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

       The income tax provision/(benefit) consists of:

                                                      2000             1999             1998
                                                      ----             ----             ----
       Current:
       Foreign                                    $   300,000      $   250,000      $   270,000
       Federal                                      6,253,000        3,100,000        1,870,000
       State and local                                920,000        1,440,000        1,097,000
                                                  -----------      -----------      -----------
                                                    7,473,000        4,790,000        3,237,000
                                                  -----------      -----------      -----------
       Deferred - Federal, state and local          4,707,000       (2,497,000)      (7,464,000)
                                                  -----------      -----------      -----------
           Total                                  $12,180,000      $ 2,293,000      $(4,227,000)
                                                  ===========      ===========      ===========

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999

A reconciliation between the provision/(benefit) for income taxes based on the U.S. Federal statutory rate and the Company's effective rate is as follows.

                                                                                         2000        1999       1998
                                                                                         ----        ----       ----
          Federal income tax rate                                                        35.0%       35.0%     (35.0)%
          State and local income taxes, net
           of federal benefit                                                             3.2        14.4       (2.1)
          Nondeductible expenses and other                                               (2.3)        5.3        1.6
                                                                                         ----        ----       -----
          Effective tax rate                                                             35.9%       54.7%     (35.5)%
                                                                                         ====        ====      =====

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

                                                                                               February 3,           January 29,
                                                                                                  2001                  2000
                                                                                                  ----                  ----
     Deferred tax assets:

          Reserve for sales returns                                                           $  2,625,000          $ 2,012,000
          State and local net operating loss carryforwards                                       1,900,000            3,034,000
          Other                                                                                  5,727,000            2,914,000
                                                                                              ------------          -----------
                                                                                                10,252,000            7,960,000
                                                                                              ------------          -----------
     Deferred tax liabilities:

          Prepaid catalog and other prepaid expenses                                            (8,026,000)          (8,870,000)
          Difference in book and tax basis
            for property and equipment                                                          (5,957,000)           1,885,000
                                                                                              ------------          -----------
                                                                                               (13,983,000)          (6,985,000)
                                                                                              ------------          -----------

             Net deferred income taxes                                                        $ (3,731,000)         $   975,000
                                                                                              ============          ===========

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

                          J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999


(14)   Stockholder's Equity(Deficit)

       The Company has authorized 100 shares of common stock par value $1 per share, all of which was issued and outstanding at February 3, 2001 and January 29, 2000. A reconciliation of stockholder's equity is as follows:


                                                                    Year Ended
                                                    February 3, 2001           January 29, 2000
                                                    ----------------           ----------------
                   Balance, beginning of year         $(2,545,000)               $(4,445,000)
                   Net income                          21,753,000                  1,900,000
                                                      -----------                -----------
                   Balance, end of year               $19,208,000                $(2,545,000)
                                                      ===========                ===========

(15)   Termination costs and other non-recurring employment contract charges

       Charges of $2,850,000 were incurred in fiscal 1998 in connection with the termination of the employment contracts of two senior executives including the former Chief Executive Officer. Additionally, during fiscal 1998, tax gross-up payments of $5,145,000 were made on behalf of senior executives relating to restricted stock grants.

(16)   Segment Information

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

       Income from operations relating to Clifford & Wills for fiscal 1998 includes a non cash write-down of $13,300,000 relating to the discontinuance of C&W operations and $1,700,000 of fourth quarter charges to write off deferred catalog costs. Fiscal 1999 and 2000 include additional charges of $4,000,000 and $4,130,000 primarily to write down inventories to net realizable value. (See note 3 to the consolidated financial statements).

                          J. CREW OPERATING CORP. AND
                                 SUBSIDIARIES

                  Notes to Consolidated Financial Statements

      Years ended February 3, 2001, January 29, 2000 and January 30, 1999

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

Segment assets represent the assets used directly in the operations of each business unit such as inventories and property and equipment. Corporate assets consist principally of investments, deferred financing costs and certain capitalized software.

The accounting policies used for segment reporting are consistent with those described in the summary of significant accounting policies.

                                                                     [$ in thousands]
Revenues                                                 2000              1999              1998
                                                         ----              ----              ----
J. Crew                                                $825,975          $750,696          $656,472
Clifford & Wills                                             --                --            83,796
PCP                                                           -                 -           130,574
                                                       --------          --------          --------
                                                        825,975           750,696           870,842
                                                       ========          ========          ========

Income from operations

J. Crew                                                  61,094            41,052            34,736
Clifford & Wills                                         (4,130)           (4,000)          (16,694)
PCP                                                          --                --            (2,701)
Corporate and other expenses                               (244)           (7,869)           (9,560)
                                                       --------          --------          --------
Income from operations                                   56,720            29,819             6,662

Interest expense, net                                   (22,787)          (26,626)          (28,560)
Gain on sale of PCP                                         ---             1,000            10,000
                                                       --------          --------          --------
Income/(loss) before income taxes                      $ 33,933          $  4,193          $(11,898)
                                                       ========          ========          ========

Depreciation and amortization
J. Crew                                                $ 22,448          $ 19,051          $ 14,455
Clifford & Wills                                            ---                 -               327
PCP                                                         ---                 -             1,015
Corporate                                                   152               190               175
                                                       --------          --------          --------
                                                       $ 22,600          $ 19,241          $ 15,972
                                                       ========          ========          ========

Identifiable assets
J. Crew                                                $328,180          $305,552          $324,949
Clifford & Wills                                             --             8,927            17,377
Corporate                                                45,572            49,127            28,110
                                                       --------          --------          --------
                                                       $373,752          $363,606          $370,436
                                                       ========          ========          ========

Capital expenditures (net of disposals)
J. Crew                                                $ 55,394          $ 39,435          $ 34,084
Clifford & Wills                                             --                --               (59)
PCP                                                          --                --             5,264
Corporate                                                   300             9,249             1,888
                                                       --------          --------          --------
                                                       $ 55,694          $ 48,684          $ 41,177
                                                       ========          ========          ========

(17)   Quarterly Financial Information (Unaudited)
       -------------------------------


                                                               ($ in millions)

                                13 weeks          13 weeks          13 weeks         14 weeks         53 weeks
                                   ended             ended             ended            ended            ended
                                 4/29/00           7/29/00          10/28/00           2/3/01(a)        2/3/01
                                --------          --------          --------         --------         --------
Net sales                       $  158.0          $  162.2          $  194.0         $  273.5         $  787.7
Gross profit                        72.8              71.0              90.2            128.1            362.1
Net income (loss)               $   (3.1)         $   (2.9)         $    6.7         $   21.1         $   21.8

                                 13 weeks         13 weeks          13 weeks         13 weeks         52 weeks
                                   ended             ended             ended            ended            ended
                                  5/1/99           7/31/99          10/30/99          1/29/00(b)       1/29/00
                                --------          --------          --------         --------         --------
Net sales                       $  142.3          $  148.0          $  173.7         $  250.1         $  714.1
Gross profit                        63.6              60.8              77.7            117.4            319.5
Net income (loss)               $   (6.2)         $   (4.8)         $    3.1         $    9.8         $    1.9

(a)  includes $4.1 million writedown of net assets of C&W.

(b) includes $4.0 million writedown of net assets of C&W and $6.3 million writeoff of software development costs.

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

fiscal year ended:
                                                                                                 $(5,486)(a)
January 30, 1999                             $5,438          $5,627              $ ---            (5,579)(c)   $  ---

Inventory reserve
-----------------
(deducted from inventories)

fiscal year ended:

February 3, 2001                             $4,447          $2,913(b)           $  --           $    --       $7,360

January 29, 2000                              6,122          (1,675)(b)            ---                --        4,447
                                                                                                  (2,200)(c)
January 30, 1999                              4,400           4,929(b)             ---            (1,007)(d)    6,122

Allowance for sales returns
---------------------------
(included in other current liabilities)


fiscal year ended:

February 3, 2001                             $5,011          $1,519(b)           $  --           $    --       $6,530

January 29, 2000                              3,473           1,538(b)            ----                          5,011

January 30, 1999                              3,529             844(b)            ----               500(c)     3,473
                                                                                                     400(d)

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

                                 EXHIBIT INDEX
Exhibit
  No.                             Description
  --                              -----------

3.1 Restated Certificate of Incorporation of J. Crew Operating Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, File No. 333-42423, filed December 16, 1997 (the "Operating Registration Statement")).

3.2 By-laws of J. Crew Operating Corp., as amended (incorporated by reference to Exhibit 3.14 to the Operating Registration Statement).

4.1 Indenture, dated as of October 17, 1997, between J. Crew Group, Inc., as issuer, and State Street Bank and Trust Company, as trustee, relating to the Debentures (incorporated by reference to Exhibit 4.3 to the Registration Statement).

4.2(a) Credit Agreement, dated as of October 17, 1997 ("Credit Agreement"), among J. Crew Group, Inc., J. Crew Operating Corp., the Lenders Party thereto, the Chase Manhattan Bank, as Administrative Agent, and Donaldson, Lufkin & Jenrette Securities Corporation, as Syndication Agent (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement, filed February 6, 1998).

4.2(b) Amendment, dated as of November 23, 1998, to the Credit Agreement (incorporated by reference to Exhibit 4.2(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the "1998 Form 10-K")).

4.2(c) Amendment, dated as of March 18, 1998, to the Credit Agreement (incorporated by reference to Exhibit 4.2(c) of the 1998 Form 10-K).
4.2(d) Amendment and Restatement Agreement, dated as of April 20, 1999, relating to the Credit Agreement (incorporated by reference to Exhibit 4.2(d) of the 1998 Form 10-K).

4.3 Guarantee Agreement, dated as of October 17, 1997, among J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.6 to the Registration Statement).

4.4 Indemnity, Subrogation and Contribution Agreement, dated as of October 17, 1997, among J. Crew Operating Corp., the subsidiary guarantors of
          J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.7 to the Registration Statement).

4.5 Pledge Agreement, dated as of October 17, 1997, among J. Crew Operating Corp., J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.8 to the Registration Statement).

4.6 Security Agreement, dated as of October 17, 1997, among J. Crew Operating Corp., J. Crew Group, Inc., the subsidiary guarantors of J. Crew Operating Corp. that are signatories thereto and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.9 to the Registration Statement).

4.7 Registration Rights Agreement, dated as of October 17, 1997, by and among J. Crew Group, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. (incorporated by reference to
          Exhibit 4.10 to the Registration Statement).

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

Exhibit
  No.                             Description
  --                              -----------

10.1(a)+ Employment Agreement, dated October 17, 1997, among J. Crew Group, Inc., J. Crew Operating Corp., TPG Partners II, L.P. (only with respect to Section 2(c) therein) and Emily Woods (the "Woods Employment Agreement") (incorporated by reference to Exhibit 10.1 to the Registration Statement).

10.1(b)+ Letter Agreement, dated February 4, 2000, between J. Crew Group, Inc. and Emily Woods (incorporated by reference to Exhibit 10.1 (b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (the "1999 Form 10-K")).

10.2+ J. Crew Operating Corp. Senior Executive Bonus Plan (included as Exhibit A to the Woods Employment Agreement filed as Exhibit 10.1(a) above).

10.3+       Stock Option Grant Agreement, made as of October 17, 1997, between
            J. Crew Group, Inc. and Emily Woods (time based) (incorporated by reference to Exhibit 10.3 to the Registration Statement).

10.4+       Stock Option Grant Agreement, made as of October 17, 1997, between
            J. Crew Group, Inc. and Emily Woods (performance based) (incorporated by reference to Exhibit 10.4 to the Registration Statement).

10.5(a)+ Employment Agreement, dated May 3, 1999, between J.Crew Group, Inc. and Mark Sarvary (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended May 1, 1999).

10.5(b)+ Letter Agreement, dated August 9, 1999, between Mark Sarvary and J. Crew Operating Corp. (incorporated by reference to Exhibit 10.5(b) to the 1999 Form 10-K).

10.6+ Agreement, dated September 30, 1999, between J. Crew Operating Corp. and Carol Sharpe (incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K).

10.7+ * Employment Agreement, dated February 18, 2000, between J. Crew Operating Corp. and Trudy Sullivan.

10.8(a)+ *  Employment Agreement, dated April 18, 1999, between J. Crew Group,
            Inc. and Richard Anders.

10.8(b)+ *  Letter Agreement, dated January 29, 2001, between J. Crew Group,
            Inc. and Richard Anders.

10.9 Stockholders' Agreement, dated as of October 17, 1997, among J. Crew Group, Inc. and the Stockholder signatories thereto (incorporated by reference to Exhibit 4.1 to the Registration Statement).

10.10 Stockholders' Agreement, dated as of October 17, 1997, among J. Crew Group, Inc., TPG Partners II, L.P. and Emily Woods (included as Exhibit B to the Woods Employment Agreement filed as Exhibit 10.1 to the Registration Statement).

10.11(a)+   J. Crew Group, Inc. 1997 Stock Option Plan (the "1997 Plan")
            (incorporated by reference to Exhibit 10.13 to the Registration
            Statement).

10.11(b)+ * Amendment to the 1997 Plan, dated July 24, 2000.

10.11(c)+ * Amendment to the 1997 Plan, dated February 2, 2001.

Exhibit
  No.                             Description
  --                              -----------

10.12 Agreement, dated August 14, 1997, between R.R. Donnelley & Sons Company and J. Crew Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement).

+Management contract or compensatory plan or arrangement.

* Filed herewith