Form 10-K
period 2003-02-01
J CREW OPERATING CORP; J CREW GROUP INC
filed 2003-04-22
CIK 1051425, 1051251

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended February 1, 2003

Commission         Registrant, State of Incorporation         I.R.S. Employer
File Number        Address and Telephone Number               Identification No.

333-42427          J. CREW GROUP, INC.                        22-2894486
---------                                                     ----------
                   (Incorporated in New York)
                   770 Broadway
                   New York, New York 10003
                   Telephone: (212) 209-2500

333-42423          J. CREW OPERATING CORP.                    22-3540930
---------                                                     ----------
                   (Incorporated in Delaware)
                   770 Broadway
                   New York, New York 10003
                   Telephone: (212) 209-2500

                   Securities Registered Pursuant to section 12(b) of the Act:

                   J. Crew Group, Inc.      None
                   J. Crew Operating Corp.  None

                   Securities Registered Pursuant to section 12(g) of the Act:

                   J. Crew Group, Inc.      None
                   J. Crew Operating Corp.  None

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
      -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

The common stock of each registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

As of March 15, 2003, there were 12,870,373 shares of Common Stock, par value $.01 per share, of J. Crew Group, Inc. outstanding and 100 shares of Common Stock, par value $.01 per share, of J. Crew Operating Corp. outstanding (all of which are owned beneficially and of record by J. Crew Group, Inc.).

Documents incorporated by reference:        None

J. Crew Operating Corp. meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of the Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

This combined Form 10-K is separately filed by each of J. Crew Group, Inc. and
J. Crew Operating Corp. The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to the other registrant.

FILING FORMAT

This Annual Report on Form 10-K is a combined report being filed by two different registrants: J. Crew Group, Inc. ("Holdings") and J. Crew Operating Corp., a wholly-owned subsidiary of Holdings ("Operating Corp."). Except where the content clearly indicates otherwise, any references in this report to the "Company", "J. Crew" or "Holdings" include all subsidiaries of Holdings, including Operating Corp. Operating Corp. makes no representation as to the information contained in this report in relation to Holdings and its subsidiaries other than Operating Corp.


FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K under the captions "Business", "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Financial Statements and Supplementary Data" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, availability of suitable store locations at appropriate terms, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

References herein to fiscal years are to the fiscal years of J. Crew Group, Inc. and J. Crew Operating Corp., which end on the Saturday closest to January 31 in the following calendar year for fiscal years 1998, 1999, 2000, 2001 and 2002. Accordingly, fiscal years 1998, 1999, 2000, 2001 and 2002 ended on January 30, 1999, January 29, 2000, February 3, 2001, February 2, 2002 and February 1, 2003. All fiscal years for which financial information is included had 52 weeks, except fiscal year 2000 which had 53 weeks.


WEBSITE ACCESS TO COMPANY REPORTS

The Company's filings under the Securities Exchange Act of 1934 (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are available free of charge on our internet website at www.jcrew.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The reference to the Company's website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

                                     Part I

         In this section, "we," "us" and "our" refer to Holdings and its subsidiaries.

General

         We are a leading retailer of women's and men's apparel, shoes, and accessories sold under the "J. Crew" brand name. Started in 1983, we have built and reinforced our brand name and image through the circulation of catalogs that use magazine-quality photography to portray a classic American perspective and aspirational lifestyle and the operation of our stores and Internet website. We believe that the "J. Crew" brand name is widely recognized for its timeless styles at price points that represent exceptional product value. We offer a full line of men's and women's clothing, including basic durables (casual weekend), workwear (casual weekday), swimwear, sport, accessories and shoes to meet our customers lifestyle needs. Many of the original items introduced by us in the early 1980s (such as the rollneck sweater, weathered chino, barn jacket and pocket tee) were instrumental in establishing the J. Crew brand and continue to be our core product offerings.

         J. Crew products are distributed exclusively through our retail and factory stores, our catalog and our Internet website located at www.jcrew.com. As of February 1, 2003, we operated 152 retail stores and 42 factory outlet stores in the United States. We believe that our customer base consists primarily of college-educated, professional and upscale customers who in our experience have demonstrated strong brand loyalty and a tendency to make repeated purchases. In addition, J. Crew products are distributed through 50 free-standing and shop-in-shop stores in Japan under a licensing agreement with Itochu Corporation.

         We have three major operating divisions: J. Crew Retail, J. Crew Direct, and J. Crew Factory, each of which operate under the J. Crew brand name. In fiscal 2002, products sold under the J. Crew brand contributed $732.2 million in revenues, comprised of:

         .    $408.0 million from J. Crew Retail;

         .    $248.0 million from J. Crew Direct; and

         .    $76.2 million from J. Crew Factory.

         In addition, in fiscal 2002, we generated licensing revenues of $2.3 million and shipping and handling revenues of $31.8 million. We refer you to "J. Crew Retail," "J. Crew Factory," "J. Crew Direct," "Trademarks and Licensing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Holdings."

         Holdings was incorporated in the State of New York in 1988. Our principal executive offices are located at 770 Broadway, New York, NY 10003, and our telephone number is (202) 209-2500.

Merchandising and Design

         Over time, the J. Crew merchandising strategy has evolved from providing unisex products to creating full lines of men's and women's clothing, shoes and accessories. This strategy had the effect of increasing overall J. Crew brand sales volume and significantly increasing revenues from sales of women's apparel to 75% of J. Crew brand sales in 2002.

         All of our products are designed by an in-house design staff to reflect a classic, clean aesthetic that is consistent with our American lifestyle brand image. Design teams are formed around J. Crew product lines and categories to develop concepts, themes and products for each of our J. Crew businesses. Our technical design team develop construction and fit specifications for every product to ensure quality workmanship and consistency across product lines. These teams work in close collaboration with the merchandising, production and quality assurance staffs in order to gain market and other input and ensure quality of the J. Crew products.

Sourcing and Production

         All of our merchandise is produced for us by a variety of manufacturers in over 22 countries. We do not own or operate any manufacturing facilities and instead contract with third-party vendors for production of our merchandise. In fiscal 2002, approximately 80% of our merchandise was sourced in Asia, 5% was sourced in the United States and 15% was sourced in Europe and other regions. Any event causing a sudden disruption of manufacturing or imports from China, including the imposition of additional import restrictions, could have a material adverse impact on our operations. In addition, one vendor supplies approximately 16% of our merchandise, but we believe that the loss of this vendor would not have a material adverse impact on our ability to source our products. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

         We cannot predict whether any of the countries in which our merchandise is currently produced or may be produced in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, against apparel and other items sold by us could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. Our sourcing operations may also be adversely affected by political and financial instability in any country in which our goods are produced or acts of war or terrorism in the United States or worldwide to the extent these acts impact the production, shipment or receipt of merchandise. Sourcing operations may also be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds.

Distribution

         We operate two major customer contact and distribution facilities for our operations. Order fulfillment for J. Crew Direct takes place primarily at a 406,500 square foot facility located in Lynchburg, Virginia. The Lynchburg facility processes catalog and Internet website orders and serves as the distribution center for our factory store operations. This facility employs approximately 800 full and part-time employees during our non-peak season and additional employees during our peak season. The main distribution center for our retail store operations and a back-up order taking facility for catalog orders is located in a 192,500 square foot facility in Asheville, North Carolina. This facility employs approximately 300 full- and part-time employees during our non-peak season and additional employees during our peak season. Orders for merchandise may be received by telephone, facsimile, mail and through our Internet website. Each customer contact associate is trained to assist customers in determining the customer's correct size and describing merchandise fabric, texture and function. We believe that our fulfillment and distribution operations are designed to process and ship customer orders in a customer-friendly, quick, and cost-effective manner.

         In March 2003, we announced our plan to permanently close the customer contact department of the Asheville facility in May 2003.

         We ship merchandise via the United States Postal Service, Airborne and FedEx. To enhance efficiency, each facility is fully equipped with an advanced telephone system, automated warehouse locator system and inventory bar coding system. In addition, our Lynchburg facility has automated packing and shipping sorters.

Information Systems

         Our management information systems are designed to provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of our business. We have point-of-sale registers in our retail and factory outlet stores that enable us to track inventory from store receipt to final sale on a real-time basis. We believe our merchandising and financial systems, coupled with our point-of-sale registers and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting practices. Our telephone and telemarketing systems, warehouse package sorting systems, automated warehouse locator and inventory bar coding systems utilize advanced technology. These systems have provided us with a number of benefits in the form of enhanced customer service, improved operational efficiency and increased management control and reporting. In addition, our real-time inventory systems provide inventory management on a stock keeping unit basis and allow for an efficient fulfillment process.

         We have installed a SAP enterprise resource planning system for our information technology requirements. This system was implemented in fiscal years 2000 and 2001. In fiscal 2000, our accounting systems were implemented. A corporate-wide purchasing system, a retail sales and inventory system (including new point-of-sale registers) and a human resource and payroll system were completed in fiscal 2001. In November 2000, we outsourced our data center, desktop, network and telecommunication services management and operations support. In February 2001, we outsourced the hosting and support of our Internet website to a third-party vendor.

J. Crew Retail

         At February 1, 2003, we operated 152 retail stores throughout the United States, of which 16 stores were opened during fiscal 2002. These stores are located in upscale regional malls, lifestyle centers, shopping centers and street locations. During fiscal 2002, J. Crew Retail generated revenues of $408.0 million, representing 55.7% of our total revenues.

         An important aspect of our business strategy is an expansion program designed to reach new and existing customers through the opening of J. Crew Retail stores. As a result of the slowdown in the overall economic environment and our declining comparable store sales trends for the last two years, we have decided to restrict the number of new store openings in fiscal 2003 to four. We do not plan to close any retail stores in 2003. In addition to generating sales of J. Crew products, J. Crew Retail stores help set and reinforce the J. Crew brand image. The stores are designed in-house and fixtured to create a distinctive J. Crew environment and store associates are trained to maintain high standards of visual presentation and customer service. Store locations are determined based on several factors, including the following:

         .    geographic location;

         .    demographic information;

         .    anchor tenants in mall locations; and

         . proximity to other specialty retail stores in mall and street locations.

         J. Crew Retail stores that were open during all of fiscal 2002 averaged $2.8 million per store in sales, produced sales per gross square foot of $365 and generated store contribution margins of approximately 14%. J. Crew Retail stores have an average size of 7,712 total square feet.

         The table below highlights certain information regarding J. Crew Retail stores opened through fiscal 2002.

                                     Stores Open       Stores        Stores
                                    At Beginning       Opened        Closed       Stores Open    Total Square       Average
                                      of Fiscal        During        During        at End of     Footage (in     Store Square
Fiscal Year                             Year        Fiscal Year    Fiscal Year    Fiscal Year     thousands)        Footage
-----------                        --------------  -------------  -------------  -------------  --------------  --------------
1998 ............................         51            14             --              65            530             8,150
1999 ............................         65            16             --              81            668             8,243
2000 ............................         81            24             --             105            833             7,933
2001 ............................        105            34              3             136          1,054             7,752
2002 ............................        136            16             --             152          1,172             7,712

J. Crew Direct

         J. Crew Direct consists of our catalog and Internet website operations. During fiscal 2002, J. Crew Direct generated $248.0 million in revenues (including $108.6 from the catalog and $139.4 million from the Internet website), representing 33.9% of our total J. Crew revenues.

         We believe we have distinguished ourselves from other catalog retailers by our award-winning catalog which utilizes magazine-quality, "real moment" pictures to depict an aspirational lifestyle image. In fiscal 2002, we distributed 32 catalog editions with a total circulation of approximately 66 million and pages circulated of approximately 7.8 billion. This represented a decrease from fiscal 2001's total circulation of approximately 71 million and pages circulated of approximately 8.3 billion.

         J. Crew Direct's circulation strategy focuses on continually improving the segmentation of customer files and the acquisition of additional customer names. In fiscal 2002, approximately 65% of J. Crew Direct revenues were from customers who have made a purchase from any J. Crew catalog or on the Internet in the prior 12 months. We segment our customer file and tailor our catalog offerings to address the different product needs of our customer segments. To increase core catalog productivity and improve the effectiveness of marginal and prospecting circulation, each customer segment is offered appropriate catalog editions. We also acquire new names from various sources, including the following:

         .    our retail stores;

         .    our Internet website;

     .    list rentals;

     .    exchanges with other catalog companies; and

     .    "friend's names" card inserts.

     We are in the process of placing telephones in all of our J. Crew Retail stores with direct access to the J. Crew Direct telemarketing center to allow customers in the stores to order catalog-specific or out-of-stock items.

     All creative work on the catalogs is coordinated by J. Crew personnel to maintain and reinforce the J. Crew brand image. Photography is executed both on location and in studios, and creative design and copy writing are executed on a desktop publishing system. Digital images are transmitted directly to outside printers, thereby reducing lead times and improving reproduction quality. We believe that appropriate page presentation of our merchandise stimulates demand, and therefore we place great emphasis on page layout.

     J. Crew Direct does not have long-term contracts with paper mills. Projected paper requirements are communicated on an annual basis to paper mills to ensure the availability of an adequate supply. Management believes that our long-standing relationships with a number of the largest coated paper mills in the United States allow us to purchase paper at favorable prices commensurate with our size.

     In 1996, we launched our Internet website located at www.jcrew.com, making
J. Crew merchandise available to our customers over the Internet. In fiscal 2002, the website logged over 41 million unique visitors and represents over 50% of the J. Crew Direct business. We design and operate our website using an in-house technical staff and our website emphasizes simplicity and ease of customer use while integrating the J. Crew brand's aspirational lifestyle imagery used in the catalog. A significant aspect of our Internet marketing strategy is to utilize an email program to generate repeat and new customers, and we deliver weekly marketing emails targeted to customers based upon certain demographic and purchase transaction information.

J. Crew Factory

     As of February 1, 2003, we operated 42 factory stores in the United States, which offer J. Crew merchandise at an average of 30% below retail prices. The factory stores target value-oriented customers and also serve to liquidate excess, irregular or out-of-season J. Crew merchandise. During fiscal 2002, J. Crew Factory generated revenues of $76.2 million, representing 10.4% of our total revenues.

     J. Crew Factory stores have an average size of 6,500 total square feet and are generally located in major regional outlet centers in 24 states across the United States. We believe that the factory stores, which are designed in-house, maintain fixturing, visual presentation and service standards comparable to those typically associated with outlet stores.

Trademarks and Licensing

     The "J. Crew" trademark and variations thereon, and certain other trademarks, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries.

     In addition, we license our "J. Crew" trademark to Itochu Corporation in Japan for which we receive royalty fees. Under the license agreement, we retain a high degree of control over the manufacture, design, marketing and sale of merchandise by Itochu Corporation under the J. Crew trademark. This agreement expires in January 2005. In fiscal 2002, licensing revenues totaled $2.3 million.

Employees

     As of February 1, 2003, we had approximately 5,600 associates, of whom approximately 1,800 were full-time associates and 3,800 were part-time associates. In addition, approximately 2,600 associates are hired on a seasonal basis to meet demand during the peak season. None of our associates are represented by a union. We believe that our relationship with our associates is good.

Competition

     All aspects of our business are highly competitive. We compete primarily with specialty brand retailers, other catalog and Internet operations, department stores, and mass merchandisers that offer similar merchandise. We believe that the principal bases upon which we compete are quality, design, efficient service, selection and price. Many of our competitors are substantially larger, have a more established retail store presence and experience and have greater financial, marketing and other resources than us. There is no assurance that we will be able to successfully compete with our competitors in the future. In addition, our business is sensitive to a number of factors that could affect the level of consumer spending, including the following:

     .    adverse economic conditions;

     .    the levels of disposable consumer income;

     .    consumer confidence; and

     .    interest rates.

     We have suffered a substantial loss of customer sales and traffic in the recent past and the continuation of this as well as further declines in the current economic conditions and declines in consumer spending on apparel and accessories could have a material adverse effect on our financial condition and operating results.

ITEM 2.  PROPERTIES

     We are headquartered in New York City. The New York City headquarter offices are leased under a lease agreement expiring in 2012, with an option to renew thereafter. We own two customer contact and distribution facilities: a 406,500-square-foot customer contact and distribution center for J. Crew Direct operations in Lynchburg, Virginia and a 192,500-square-foot distribution center in Asheville, North Carolina servicing the J. Crew Retail operations. In March 2003, we announced our plan to permanently close the customer contact department of the Asheville facility in May 2003.

     As of February 1, 2003, we operated 152 J. Crew retail stores and 42 factory stores in 38 states and the District of Columbia. All of the retail and factory stores are leased from third parties, and the leases in most cases have terms of 10 to 12 years, with options to renew for periods typically ranging from five to ten years. As a general matter, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store's sales in excess of a specified threshold. Substantially all of the leases are guaranteed by us.

     The table below sets forth the number of stores by state operated by us in the United States as of February 1, 2003.

                                                                       Total
                                                                       -----
                                      Retail           Factory         Number
                                      ------           -------         ------
                                      Stores           Stores         Of Stores
                                      ------           ------         ---------
Alabama                                  1                1                2
Arizona                                  4               --                4
California                              20                3               23
Colorado                                 4                2                6
Connecticut                              5                1                6
Delaware                                 1                1                2
Florida                                  4                3                7
Georgia                                  4                2                6
Illinois                                 9               --                9
Indiana                                  2                2                4
Kansas                                   1               --                1
Kentucky                                 1               --                1
Louisiana                                1               --                1
Maine                                   --                2                2
Maryland                                 3                1                4
Massachusetts                            6                2                8
Michigan                                 6                1                7
Minnesota                                3               --                3
Missouri                                 2                1                3
Nevada                                   1               --                1
New Hampshire                            1                2                3
New Jersey                               9                1               10
New Mexico                               1               --                1
New York                                15                4               19
North Carolina                           4               --                4
Ohio                                     7               --                7
Oklahoma                                 2               --                2
Oregon                                   2               --                2
Pennsylvania                             7                3               10
Rhode Island                             1                -                1
South Carolina                           2                2                4
Tennessee                                3                1                4
Texas                                    7                2                9
Utah                                     2               --                2
Vermont                                  1                1                2
Virginia                                 5                2                7
Washington                               2                1                3
Wisconsin                                1                1                2
District of Columbia                     2               --                2
                                       ---              ---              ---

Total.                                 152               42              194
                                       ===              ===              ===

ITEM 3.   LEGAL PROCEEDINGS

     Charles E. Hill & Associates, Inc., or Hill, filed a lawsuit on August 16, 2002 in the U. S. District Court for the Eastern District of Texas against us and seventeen other defendants, primarily large retailers, alleging infringement of three patents registered to Hill relating to electronic catalog systems and methods for processing data at a remote location and updating and displaying that data. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses and fees. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

     In addition, we are subject to various legal proceedings and claims that arise in the ordinary conduct of our business. Although the outcome of these other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended February 1, 2003.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for Holdings or Operating Corp. Common Stock. As of March 15, 2003, there were 39 shareholders of record of the Holdings Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a discussion of the ownership of Holdings. Holdings owns 100% of the Common Stock of Operating Corp.

Holdings has not paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. Operating Corp. may from time to time pay cash dividends on its Common Stock to permit Holdings to make required payments relating to its Senior Discount Debentures.

The credit agreement (the "Credit Agreement") and the Indenture relating to the Senior Discount Debentures (the "Holdings Indenture") prohibit the payment of dividends by Holdings on shares of Common Stock (other than dividends payable solely in shares of capital stock of Holdings). Additionally, because Holdings is a holding company, its ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Each of the Credit Agreement, the Holdings Indenture and the Indenture relating to the Senior Subordinated Notes of Operating Corp., contains covenants which impose substantial restrictions on Operating Corp.'s ability to pay dividends or make distributions to Holdings.

The Directors of Holdings have the right to receive all or a portion of the fees for their services as a Director in Common Stock. In fiscal year 2002, certain Directors elected to receive a total of 12,318 shares of Common Stock in payment of their fees, at purchase price per share equal to the fair market value thereof. Holdings issued the Common Stock to the Directors in transactions which did not involve any public offering in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

Equity Compensation Plan Information

The following table summarizes information about the Amended and Restated J.Crew Group, Inc. 1997 Stock Option Plan and the J.Crew Group, Inc. 2003 Equity Incentive Plan (the "2003 Plan"), as of February 1, 2003. Our shareholders have approved both of these plans.

                                           (a)                        (b)                      (c)
                                                                                        Number of Securites
                                   Number of Securities                                Remaining Available for
                                    to be Issued Upon          Weighted Average        Future Issuance Under
                                       Exercise of             Exercise Price of     Equity Compensation Plans
                                   Outstanding Options        Outstanding Options,     (Excluding Securites
   Plan Category                   Warrants and Rights        Warrants and Rights    Reflected in Column (a))
   -------------                   -------------------        -------------------    ------------------------
Equity Compensation
Plans Approved by
Shareholders                            4,474,469                   $18.10                   782,967

Equity Compensation
Plans Not Approved by
Shareholders                                    0                      N/A                         0
                                       ----------                  -------                  --------

TOTAL                                   4,474,469                   $18.10                   782,967
                                       ==========                  =======                  ========

In addition to options, the 2003 Plan authorizes the issuance of restricted stock of Holdings. The 2003 Plan contains a sub-limit of 1,450,724 shares on the aggregate number of shares of restricted Holdings Common Stock which may be issued.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial, operating, balance sheet and other data of the Company. The selected income statement and balance sheet data for each of the five fiscal years ended February 1, 2003 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, independent auditors. The data presented below should be read in conjunction with the Consolidated Financial Statements, including the related Notes thereto, included herein, the other financial information included herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                       Fiscal Year Ended
                                                            January 30,    January 29,    February 3,    February 2,    February 1,
                                                            -----------    -----------    -----------    -----------    -----------
                                                                1999           2000           2001           2002           2003
                                                                ----           ----           ----           ----           ----
                                                                      (dollars in thousands, except per square foot data)
Income Statement Data:
  Revenues                                                   $ 870,842      $ 750,696      $ 825,975      $ 777,940      $ 766,382
  Cost of goods sold(a)                                        511,716        431,193        463,909        462,371        478,700
  Selling, general and administrative expenses                 332,050        279,302        301,865        295,568        291,518
  Other charges                                                  7,995          7,018             --             --             --
  Charges incurred in connection with discontinuance of
   Clifford & Wills                                             13,300          4,000          4,130             --             --
  Income/(loss) from operations                                  5,781         29,183         56,071         20,001         (3,836)
  Interest expense-net                                          39,323         38,861         36,642         36,512         40,954
  Gain on sale of Popular Club Plan                            (10,000)        (1,000)            --             --             --
  Provision (benefit) for income taxes                          (8,162)        (2,050)         7,500         (5,500)        (4,200)
                                                             ---------      ---------      ---------      ---------      ---------
  Net income (loss)                                          $ (15,380)     $  (6,628)     $  11,929      $ (11,011)     $ (40,590)
                                                             =========      =========      =========      =========      =========

Balance Sheet Data (at period end):
  Cash and cash equivalents                                  $   9,643      $  38,693      $  32,930      $  16,201      $  18,895
  Working capital                                               95,710         75,929         49,482         39,164         38,015
  Total assets                                                 376,330        373,604        389,861        401,320        348,878
  Total long term debt and redeemable preferred stock          433,243        458,218        464,310        510,147        556,038
  Stockholders' deficit                                      $(235,773)     $(264,593)     $(278,347)     $(319,043)     $(391,663)

Operating Data:
Revenues:
J. Crew retail                                               $ 273,972      $ 333,575      $ 406,784      $ 397,998      $ 408,028
J. Crew direct
    Catalog                                                    230,752        213,308        177,535        135,353        108,531
    Internet                                                    22,000         65,249        107,225        122,844        139,456
                                                             ---------      ---------      ---------      ---------      ---------
                                                               252,752        278,557        284,760        258,197        247,987
                                                             ---------      ---------      ---------      ---------      ---------

J. Crew factory                                                 96,461        101,987         96,114         85,085         76,264
J. Crew licensing                                                2,712          2,505          3,020          2,560          2,280
J. Crew shipping & handling fees                                30,575         34,072         35,297         34,100         31,823
                                                             ---------      ---------      ---------      ---------      ---------

Total J. Crew brand                                            656,472        750,696        825,975        777,940        766,382
Other divisions(b)                                             214,370             --             --             --             --
                                                             ---------      ---------      ---------      ---------      ---------

Total                                                        $ 870,842      $ 750,696      $ 825,975      $ 777,940      $ 766,382
                                                             =========      =========      =========      =========      =========

J. Crew Direct:

Number of catalogs circulated (in thousands)                    73,440         75,479         72,522         71,000         66,000
Number of pages circulated (in millions)                         8,819          9,319          8,677          8,300          7,800

J. Crew Retail:

Sales per gross square foot(c)                               $     558      $     571      $     567      $     439      $     365
Store contribution margin(c)                                      25.0%          26.0%          23.9%          18.0%          14.1%
Number of stores open at end of period                              65             81            105            136            152
Comparable store sales change(c)                                   9.0%           1.8%           1.7%         (15.5)%        (10.4)%

Depreciation and amortization                                $  15,972      $  19,241      $  22,600      $  31,718      $  34,451

Net capital expenditures(d)
New store openings                                           $  14,749      $  13,300      $  16,700      $  17,572      $  11,400
Other                                                           21,605         27,953         25,475         25,003          9,018
                                                             ---------      ---------      ---------      ---------      ---------

Total net capital expenditures                               $  36,354      $  41,253      $  42,175      $  42,575      $  20,418
                                                             =========      =========      =========      =========      =========

(a) Includes buying and occupancy costs.
(b) Includes revenues from the Company's Popular Club Plan, Inc. ("PCP") and Clifford & Wills, Inc. ("C&W") divisions and finance charge income from PCP installment sales. PCP was sold effective October 30, 1998 and the Company made a decision in 1998 to exit the catalog and outlet store operations of C&W.
(c) Includes stores that have been opened for a full twelve month period.
(d) Capital expenditures are net of proceeds from construction allowances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - J.CREW GROUP, INC.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of J. Crew Group, Inc. and subsidiaries during the three-year period ended February 1, 2003. This discussion should be read in conjunction with the audited consolidated financial statements of J. Crew Group, Inc. and subsidiaries for the three-year period ended February 1, 2003 and notes thereto included elsewhere herein.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and judgements that effect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies reflect the more significant estimates and judgements used in the preparation of the consolidated financial statements.

     (a)  Inventory valuation

          Merchandise inventories are carried at the lower of average cost or market. We evaluate all of our inventories to determine excess inventories based on estimated future sales. Excess inventories may be disposed of through outlet stores, clearance catalogs, Internet clearance sales and other liquidations. Based on the historical results experienced by the Company through the various methods of disposition the Company writes down the carrying value of inventories which are not expected to be sold at or above costs.

          In March 2003 the Company decided to modify its strategy on the disposition of inventory to achieve inventory clearing at the end of each selling season. Under its previous disposition strategy, excess prior season inventories would have been carried over for sale in subsequent seasons. Under its new strategy, the Company will accelerate the disposition of these excess inventories through factory stores, Internet promotions, clearance catalogs and warehouse sales. These changes in the method and timing of inventory disposition are expected to result in a decrease in the amounts ultimately received for these inventories. Accordingly, the Company took additional inventory reserves of $9.0 million as of February 1, 2003.

     (b)  Deferred catalog costs

          The costs associated with direct response advertising, which consist primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream of the catalog mailings, which approximates four months. The expected future revenue stream is determined based on historical revenue trends developed over an extended period of time. If the current revenue streams were to diverge from the expected trend, the future revenue streams would be adjusted accordingly.

     (c)  Asset impairment

          The Company is exposed to potential impairment if the book value of its assets exceeds their future cash flows. The major component of our long lived assets represents store fixtures, equipment and leasehold improvements. The impairment of unamortized costs is measured at the store level and the unamortized cost is reduced to fair value if it is determined that the sum of expected future net cash flows is less than net book value.

     (d)  Sales returns

          The Company must make estimates of future sales returns related to current period sales. Management analyzes historical returns, current economic trends and changes in customer acceptance of its products when evaluating the adequacy of the reserve for sales returns.

     (e)  Deferred income taxes

          The Company has significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods. SFAS No. 109 "Accounting for Income Taxes" states that a valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's current and past performance, the market environment in which a company operates, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of our assessment, we established a valuation allowance for the net deferred tax assets at February 1, 2003. The Company does not expect to recognize any tax benefit in future results of operations until an appropriate level of profitability is sustained.

Results of Operations

Consolidated statements of operations presented as a percentage of revenues are as follows:

                                                                         Fiscal year ended
                                                               February 1,  February 2,  February 3,
                                                                  2003         2002         2001
                                                                  ----         ----         ----
Revenues                                                         100.0%       100.0%       100.0%
Cost of goods sold, including buying and occupancy costs          62.5         59.4         56.2
Selling, general and administrative expenses                      38.0         38.0         36.5
Charges incurred in connection with discontinuance of C&W           --           --           .5
Income/(loss) from operations                                      (.5)         2.6          6.8
Interest expense, net                                             (5.3)        (4.7)        (4.4)
Income/(loss) before income taxes                                 (5.8)        (2.1)         2.4
Income taxes                                                        .5           .7          (.9)
                                                                 -----        -----        -----
Net income/(loss)                                                 (5.3)%       (1.4)%        1.5%
                                                                 =====        =====        =====

Fiscal 2002 Compared to Fiscal 2001

Revenues

Revenues in the fiscal year ended February 1, 2003 decreased 1.5% to $766.4 million from $778.0 million in the fiscal year ended February 2, 2002.

J. Crew Retail net sales increased by 2.5% from $398.0 million in fiscal 2001 to $408.0 million in fiscal 2002. The percentage of the Company's total net sales derived from J. Crew Retail increased to 55.7% in fiscal year 2002 compared to 53.7% in fiscal 2001. The increase in net sales was due to net sales from stores opened for less than a full fiscal year. This increase was offset by a decrease of 10.4% in comparable store sales. The decrease in comparable store sales was primarily attributable to a decrease in store traffic. There were 152 retail stores open at February 1, 2003 compared to 136 at February 2, 2002.

J. Crew Direct net sales (which includes net sales from catalog and internet operations) decreased by 4.0% from $258.2 million in fiscal 2001 to $248.0 million in fiscal 2002. The percentage of the Company's total net sales derived from J. Crew Direct decreased to 33.9% in fiscal 2002 from 34.8% in fiscal 2001. Catalog net sales decreased to $108.6 million in fiscal 2002 from $135.3 million in fiscal 2001. Pages circulated decreased from 8.3 billion in fiscal 2001 to
7.8 billion
in fiscal 2002. Internet net sales increased to $139.4 million in fiscal 2002 from $122.9 million in fiscal 2001 as the Company continued to migrate catalog customers to the Internet.

J.Crew Factory net sales decreased by 10.5% from $85.1 million in fiscal 2001 to $76.2 million in fiscal 2002. The percentage of the Company's total net sales derived from J. Crew Factory decreased to 10.4% in fiscal 2002 from 11.5% in fiscal 2001. Comparable store sales for J. Crew Factory decreased by 14.1% in fiscal 2002. There were 42 J. Crew Factory outlet stores open at February 1, 2003 compared to 41 at February 2, 2002.

Other revenues which consist of shipping and handling fees and royalties decreased to $34.1 million in fiscal 2002 from $36.7 million in fiscal 2001, primarily as a result of a decrease in shipping and handling fees which is attributable to the decrease in net sales of J.Crew Direct.

Cost of sales, including buying and occupancy costs

Cost of sales (including buying and occupancy costs) as a percentage of revenues increased to 62.5% in fiscal 2002 from 59.4% in fiscal 2001. This increase was caused by a 130 basis point increase in buying and occupancy costs caused by a decrease in leverage related to the decline in comp store sales and a 180 basis point decrease in merchandising margin due to markdowns taken to clear inventories in the fourth quarter which contributed to the improvement in our year-end inventory position compared to the prior year. The fourth quarter also included a $9,000,000 charge as a result of the Company's decision to modify its strategy on the disposition of inventory to accelerate inventory clearing at the end of each selling season.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $291.5 million in fiscal 2002 (38.0% of revenues) from $295.6 million in fiscal 2001 (38.0% of revenues).

Selling expenses were $53.2 million in fiscal 2002 (6.9% of revenues) compared to $60.8 million in fiscal 2001 (7.8% of revenues). This decrease was due to a decrease in pages circulated from 8.3 billion pages in fiscal year 2001 to 7.8 billion pages in fiscal 2002 and a decrease in paper costs.

General and administrative expenses increased to $238.3 million in fiscal 2002 (31.0% of revenues) from $234.8 million in fiscal 2001 (30.2% of revenues). This increase resulted from severance and other one-time employment related charges of $13.7 million in fiscal year 2002 versus $3.2 million last year and additional retail stores in operation in 2002 partially offset by the cost reduction initiatives instituted in the first quarter of 2002.

Interest expense

Interest expense, net was $41.0 million in fiscal year 2002 compared to $36.5 million in fiscal 2001. The increase in interest expense resulted primarily from
(a) an increase of $2.1 million relating to the 13-1/8% Senior Discount Notes and (b) an increase of $2.4 million in amortization of deferred financing costs, including $1.8 million written off in December 2002 related to the refinancing of the revolving credit arrangement with a new lender. Average borrowings under the Revolving Credit Facility were $40.4 million in fiscal year 2002 compared to $43.1 million in fiscal 2001.

Interest expense included non-cash interest and amortization of deferred financing costs of $16.7 million in fiscal 2002 compared to $17.4 million in fiscal 2001. Interest expense related to the 13 1/8% Senior Discount Debentures became cash pay commencing in October 2002 with the first semi-annual payment of $9.3 million due in April 2003.

Income Taxes

The effective tax rate was a benefit of 9.4% in fiscal 2002 compared to a benefit of 33.3% in fiscal 2001. The lower effective rate in 2002 resulted from the non-recognition of a full tax benefit due to the establishment of a valuation allowance to reduce the net deferred tax assets to estimated recoverable amount at February 1, 2003. The Company does not expect to recognize any tax benefits in future results of operations until an appropriate level of profitability is sustained.

Fiscal 2001 Compared to Fiscal 2000

Revenues

Revenues in the fiscal year ended February 2, 2002 decreased 5.8% to $778.0 million from $826.0 million in the fiscal year ended February 3, 2001. The fiscal year ended February 2, 2002 consisted of 52 weeks compared to 53 weeks in fiscal year 2000. Net sales for the fifty-third week were $10.8 million.

J. Crew Retail net sales decreased by 2.2% from $406.8 million in fiscal 2000 to $398.0 million in fiscal 2001. The percentage of the Company's total net sales derived from J. Crew Retail increased to 53.7% in fiscal year 2001 compared to 51.6% in fiscal 2000. The decrease in net sales was due to a decrease of 15.5% in comparable store sales. This decrease offset a 30% increase in the number of stores from 105 at February 3, 2001 to 136 at February 2, 2002.

J.Crew Direct net sales (which includes net sales from catalog and internet operations) decreased by 9.3% from $284.8 million in fiscal 2000 to $258.2 million in fiscal 2001. The percentage of the Company's total net sales derived from J. Crew Direct decreased to 34.8% in fiscal 2001 from 36.2% in fiscal 2000. Catalog net sales decreased to $135.3 million in fiscal 2001 from $177.5 million in fiscal 2000. Pages circulated decreased from 8.7 billion in fiscal 2000 to
8.3 billion in fiscal 2001. Internet net sales increased to $122.9 million in fiscal 2001 from $107.3 million in fiscal 2000 as the Company continued to migrate catalog customers to the Internet.

J.Crew Factory net sales decreased from $96.1 million in fiscal 2000 to $85.1 million in fiscal 2001. The percentage of the Company's total net sales derived from J. Crew Factory decreased to 11.5% in fiscal 2001 from 12.2% in fiscal 2000. Comparable store sales for J. Crew Factory decreased by 10.5% in fiscal 2001. There were 41 J. Crew Factory outlet stores at February 2, 2002 and February 3, 2001.

Other revenues which consist of shipping and handling fees and royalties decreased to $36.7 million in fiscal 2001 from $38.3 million in fiscal 2000, primarily as a result of a decrease in shipping and handling fees which is attributable to the decrease in net sales of J.Crew Direct.

Cost of sales, including buying and occupancy costs

Cost of sales (including buying and occupancy costs) as a percentage of revenues increased to 59.4% in fiscal 2001 from 56.2% in fiscal 2000. This increase was caused by a significant increase in markdowns as a result of the highly promotional retail environment and an increase in buying and occupancy costs caused by a decrease in leverage related to the decline in comp store sales.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $295.6 million in fiscal 2001 (38.0% of revenues) from $301.9 million in fiscal 2000 (36.6% of revenues).

General and administrative expenses of the J.Crew brand decreased to $234.8 million in fiscal 2001 (30.2% of revenues) from $239.2 million in fiscal 2000 (29.0% of revenues). This decrease resulted from a decrease in bonus provision in fiscal 2001 and the cost cutting initiatives instituted in the first quarter of 2001 which were offset by the additional retail stores in operation during fiscal 2001 and a $10.1 million increase in depreciation and amortization.

Selling expenses were $60.8 million in fiscal 2001 (7.8% of revenues) compared to $62.7 million in fiscal 2000 (7.6% of revenues). This decrease was due to a decrease in pages circulated from 8.7 billion pages in fiscal year 2000 to 8.3 billion pages in fiscal 2001.

Interest expense

Interest expense, net was $36.5 million in fiscal year 2001 compared to $36.6 million in fiscal 2000. The increase resulting from higher average borrowings in fiscal 2001 under the Revolving Credit Facility and higher non-cash interest was offset by the pay off of the term loan in January 2001 and a decrease in interest rates. Average borrowings under the Revolving Credit Facility required to fund inventories and capital expenditures were $43.1 million in fiscal 2001 compared to $9.8 million in fiscal 2000.

Interest expense included non-cash interest and amortization of deferred financing costs of $17.4 million in fiscal 2001 compared to $16.4 million in fiscal 2000.

Income Taxes

The effective tax rate was a benefit of 33.3% in fiscal 2001 compared to a provision of 38.6% in fiscal 2000. The effective rate in 2001 was less than the normal rate due primarily to the inability of subsidiaries to carry back net operating losses for state tax purposes.

Liquidity and Capital Resources

The Company's sources of liquidity have been primarily cash flows from operations and borrowings under the Revolving Credit Facility. The Company's primary cash needs have been for capital expenditures incurred primarily for opening new stores and system enhancements, debt service requirements and working capital.

On December 23, 2002 the Company entered into a Loan and Security Agreement with Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent, and a syndicate of lenders which provides for maximum credit availability of up to $180.0 million (the "Congress Credit Facility"). The Congress Credit Facility replaced a revolving credit facility which was scheduled to expire in October 2003. The Congress Credit Facility provides for revolving loans of up to $160.0 million; supplemental loans of up to $20.0 million each year during the period from April 15 to September 15; and letter of credit accommodations. The Congress Credit Facility expires in December 2005. The total amount of availability is subject to limitations based on specified percentages of eligible receivables, inventories and real property. The Congress Credit Facility includes restrictions, including the incurrence of additional indebtedness, the payment of dividends and other distributions, the making of investments, the granting of loans and the making of capital expenditures. The Company is required to maintain minimum levels of earnings before interest, taxes, depreciation, amortization and certain non-cash items, ("EBITDA") if excess availability is less than $15.0 million for any 30 consecutive day period.

Cash provided by operating activities was $24.7 million in fiscal 2002 compared to $25.8 million in fiscal 2001. The increase in net loss in 2002 was offset by an improvement in working capital, primarily a $31.6 million decrease in inventories, net of an $11.8 million decrease in accounts payable.

Capital expenditures, net of construction allowances, were $20.4 million in fiscal 2002 compared to $42.6 million in fiscal 2001. Capital expenditures in 2002 related primarily to the opening of 16 retail stores during the year. Capital expenditures in 2001 related primarily to the opening of 34 retail stores and for systems enhancements, primarily the SAP enterprise resource planning system.

Capital expenditures are expected to be approximately $10.0 million in fiscal 2003, primarily for the opening of four retail stores. The expected capital expenditures will be funded from internally generated cash flows and by borrowings from available financing sources.

There were no borrowings under the Revolving Credit Facility at February 1, 2003 and February 2, 2002. Average borrowings under the Revolving Credit Facility were $40.4 million for fiscal 2002 and $43.1 million for fiscal 2001.

Effective October 15, 2002, the interest payments accruing on the 13 1/8% Senior Discount Debentures became payable in cash on April 15 and October 15 of each year subsequent thereto. The annual cash payments will be approximately $18.6 million. On April 4, 2003, Holdings commenced through J. Crew Intermediate LLC, its newly formed wholly-owned subsidiary ("Intermediate"), an offer to exchange the outstanding 13 1/8% Senior Discount Debentures due 2008 issued by Holdings for Intermediate's unissued 16.0% Senior Discount Contingent Principal Notes due 2008.

Holdings will not pay accrued and unpaid interest on the existing debentures on the scheduled interest payment date of April 15, 2003. Rather, Holdings will pay such interest on the settlement date of the exchange offer (which is expected to occur on or about May 6, 2003) together with interest thereon at a rate of 13 1/8% per annum from April 15, 2003 to the settlement date, to the holders of the existing debentures who do not tender their existing debentures in the exchange offer.

Management believes that cash flow from operations and availability under the Congress Credit Facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Contractual Obligations And Other Commercial Commitments

The following summarizes the Company's contractual and other commercial obligations as of February 1, 2003 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations              Within 1 year     2 - 3 years     4 - 5 years     after 5 years        Total
-----------------------              -------------     -----------     -----------     -------------        -----
                                                                      ($ in millions)
Long term debt                             $    --         $    --         $ 150.0          $  142.0      $ 292.0
Operating lease obligations                   52.4            97.3            88.8             143.9        382.4
Inventory purchase commitments               110.2              --              --                --        110.2
                                           -------         -------         -------          --------      -------
                                           $ 162.6         $  97.3         $ 238.8          $  285.9      $ 784.6
                                           =======         =======         =======          ========      =======

Other commercial commitments         Within 1 year     2 - 3 years     4 - 5 years     after 5 years        Total
----------------------------         -------------     -----------     -----------     -------------        -----
Letters of Credit

       Stand by                            $    .7         $    --         $    --          $    1.9      $   2.6
       Import                                 43.3              --              --                --         43.3
                                           -------         -------         -------          --------      -------
                                           $  44.0         $    --         $    --          $    1.9      $  45.9
                                           =======         =======         =======          ========      =======

Impact of Inflation

The Company's results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on its results of operations and financial condition have been minor. However, there can be no assurance that during a period of significant inflation, the Company's results of operations would not be adversely affected.

Seasonality

The Company's retail and direct businesses experience two distinct selling seasons, spring and fall. The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters. Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season. Approximately 32% of annual net sales in fiscal 2002 occurred in the fourth quarter. The Company's working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - J.CREW OPERATING CORP.

This discussion should be read in conjunction with the audited consolidated financial statement of J.Crew Operating Corp. and subsidiaries for the two year period ended February 1, 2003 and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Fiscal 2002 Compared to Fiscal 2001

Revenues

Revenues in the fiscal year ended February 1, 2003 decreased 1.5% to $766.4 million from $778.0 million in the fiscal year ended February 2, 2002.

J. Crew Retail net sales increased by 2.5% from $398.0 million in fiscal 2001 to $408.0 million in fiscal 2002. The percentage of the Company's total net sales derived from J. Crew Retail increased to 55.7% in fiscal year 2002 compared to 53.7% in fiscal 2001. The increase in net sales was due to net sales from stores opened for less than a full fiscal year. This increase was offset by a decrease of 10.4% in comparable store sales. The decrease in comparable store sales was primarily attributable to a decrease in store traffic. There were 152 retail stores open at February 1, 2003 compared to 136 at February 2, 2002.

J. Crew Direct net sales (which includes net sales from catalog and internet operations) decreased by 4.0% from $258.2 million in fiscal 2001 to $248.0 million in fiscal 2002. The percentage of the Company's total net sales derived from J. Crew Direct decreased to 33.9% in fiscal 2002 from 34.8% in fiscal 2001. Catalog net sales decreased to $108.6 million in fiscal 2002 from $135.3 million in fiscal 2001. Pages circulated decreased from 8.3 billion in fiscal 2001 to
7.8 billion in fiscal 2002. Internet net sales increased to $139.4 million in fiscal 2002 from $122.9 million in fiscal 2001 as the Company continued to migrate catalog customers to the Internet.

J.Crew Factory net sales decreased from $85.1 million in fiscal 2001 to $76.2 million in fiscal 2002. The percentage of the Company's total net sales derived from J. Crew Factory decreased to 10.4% in fiscal 2002 from 11.5% in fiscal 2001. Comparable store sales for J. Crew Factory decreased by 14.1% in fiscal 2002. There were 42 J. Crew Factory stores open at February 1, 2003 compared to 41 at February 2, 2002.

Other revenues which consist of shipping and handling fees and royalties decreased to $34.1 million in fiscal 2002 from $36.7 million in fiscal 2001, primarily as a result of a decrease in shipping and handling fees which is attributable to the decrease in net sales of J.Crew Direct.

Cost of sales, including buying and occupancy costs

Cost of sales (including buying and occupancy costs) as a percentage of revenues increased to 62.5% in fiscal 2002 from 59.4% in fiscal 2001. This increase was caused by a 130 basis point increase in buying and occupancy costs caused by a decrease in leverage related to the decline in comp store sales and an 180 basis point decrease in merchandising margin due to markdowns taken to clear inventories in the fourth quarter which contributed to the improvement in our year-end inventory position compared to the prior year. The fourth quarter also included a $9,000,000 charge as a result of the Company's decision to modify its strategy on the disposition of inventory to accelerate inventory clearing at the end of each selling season.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $291.1 million in fiscal 2002 (38.0% of revenues) from $294.9 million in fiscal 2001 (37.9% of revenues).

Selling expenses were $53.2 million in fiscal 2002 (6.9% of revenues) compared to $60.8 million in fiscal 2001 (7.8% of revenues). This decrease was due to a decrease in pages circulated from 8.3 billion pages in fiscal year 2001 to 7.8 billion pages in fiscal 2002 and a decrease in paper costs.

General and administrative expenses increased to $237.9 million in fiscal 2002 (31.0% of revenues) from $234.1 million in fiscal 2001 (30.1% of revenues). This increase resulted from severance and other one-time employment related charges of $13.7 million in fiscal year 2002 versus $3.2 million last year and additional retail stores in operation in 2002 partially offset by the cost reduction initiatives instituted in the first quarter of 2002.

Interest expense

Interest expense, net was $23.4 million in fiscal year 2002 compared to $20.9 million in fiscal 2001. The increase in interest expense resulted primarily from an increase of $2.5 million in amortization of deferred financing costs, including $1.8 million related to the old revolving credit arrangement which were written off in December 2002. Average borrowings under the Revolving Credit Facility were $40.4 million in fiscal year 2002 compared to $43.1 million in fiscal 2001.

Income Taxes

The effective tax rate was a benefit of 66.8% in fiscal 2002 compared to a benefit of 73.2% in fiscal 2001. The benefit in 2002 resulted from the reversal of prior year tax accruals, whereas the 2001 effective rate was effected by the low dollar amount of pre-tax income.

Factors Affecting Future Results of Operations

We must successfully gauge fashion trends and changing consumer preferences to succeed.

We believe that our success depends in substantial part on our ability to originate and define product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that we will be successful in this regard. We attempt to reduce the risks of changing fashion trends and product acceptance by devoting a substantial portion of our product line to basic durables which are not significantly modified from year to year. Nevertheless, if we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities with others.

The fashion and apparel industry is highly competitive.

The fashion and apparel industry is highly competitive. We compete primarily with other catalog operations, specialty brand retailers, department stores, mass merchandisers and Internet businesses that engage in the retail sale of men's and women's apparel, accessories footwear and general merchandise. We believe that the principal bases upon which we compete are quality, design, efficient service, selection and price. However, many of our competitors are larger and have greater financial, marketing and other resources, and there can be no assurance that we will be able to compete successfully with them in the future. We have lost market share to some of our competitors in the recent past, and we may not recover that share and could also lose additional market share in the future if we do not strengthen our competitive position.

Competition for qualified personnel is intense in the fashion and apparel industry.

Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising and marketing staff. Competition for these personnel is intense, and there can be no assurance that we will be able to attract and retain a sufficient number of qualified personnel in the future. Our future performance depends, in substantial part, on the performance of our new management team implemented in January 2003. We rely, in particular, on the strategic guidance of Millard S. Drexler, our Chief Executive Officer, and Jeffrey A. Pfeifle, our President. The loss, for any reason, of the services of either of these individuals could have a material adverse effect on us.

The fashion and apparel industry is cyclical and further decline in consumer spending on apparel and accessories could have an adverse effect on our results of operation.

The industry in which we operate is cyclical. Purchases of apparel and related merchandise is sensitive to a number of factors that influence the levels of general consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence. The recent and current recessionary economic environment has had a negative impact on our sales and has contributed to a higher level of promotional sales activities, which have adversely affected our profitability. The war in Iraq or acts of terrorism in the United States or world wide may prolong the current recessionary economic environment. A further decline in consumer spending on apparel and accessories could have an adverse effect on our financial condition and results of operations.

Increase in costs of mailing, paper and printing will have an adverse effect on our results of operations.

Postal rate increases and paper and printing costs affect the cost of our catalog and promotional mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly, and our future paper costs are subject to supply and demand forces external to our business. Consequently, there can be no assurance that we will not be subject to an increase in paper costs. Future increases in postal rates or paper or printing costs would have a negative impact on our earnings to the extent that we are unable to pass such increases directly to customers or offset such increases by raising selling prices or by implementing more efficient mailings.

We rely on foreign sourcing and are subject to a variety of risks associated with doing business abroad.

In fiscal 2002, approximately 95% of our merchandise was sourced from independent foreign factories located primarily in Asia, and many of our domestic vendors import a substantial portion of their merchandise from abroad. Any event causing a sudden disruption of manufacturing or imports from China, including the imposition of additional import restrictions, could have a material adverse impact on our operations. We have no long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States from countries in those regions. We compete with other companies for production facilities and import quota capacity. Our business is also subject to a variety of other risks generally associated with doing business abroad, such as political instability, currency and exchange risks and potential local issues. Trade restrictions, including increased tariffs or quotas, against apparel and other items sold by us could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. Our sourcing operations may also be adversely affected by political and financial instability in any country in which our goods are produced or acts of war or terrorism in the United States or worldwide to the extent these acts impact the production, shipment or receipt of merchandise. Our future performance will be subject to such factors, which are beyond our control, and there can be no assurance that such factors would not have a material adverse effect on our financial condition and results of operations.

We require our licensing partner and independent manufacturers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices, we do not control such manufacturers or their labor practices. Violation of labor or other laws by our independent manufacturers or our licensing partner, or the divergence of an independent manufacturer's or our licensing partner's labor practices from those generally accepted as ethical in the United States, could have a material adverse effect on our financial condition and results of operations if, as a result of such violation, we were to incur substantial liability or attract negative publicity that damaged our brand.

Success of J.Crew Retail growth strategy remains uncertain.

We intend to expand our base of J.Crew retail stores as part of our growth strategy. There can be no assurance that this strategy will be successful. Our success depends, in part on our ability to improve sales and margins in our stores. Actual number and type of such stores to be opened and their success will be dependent upon a number of factors, including, among other things, the ability to manage such expansion and hire and train qualified associates, the availability of suitable store locations and the negotiation of acceptable lease terms for new locations and upon lease renewals for existing locations. There can be no assurance that we will be able to open and operate new stores on a timely or profitable basis. We believe that the opening of J.Crew retail stores has diverted some revenues from the J.Crew Direct operations. There can be no assurance that future store openings will not continue to have such an effect.

Our quarterly results of operations fluctuate significantly due to seasonality and a variety of other factors.

We experience seasonal fluctuations in revenues and operating income, with a disproportionate amount of our revenues and a majority of our income from operations typically realized during the fourth quarter of each fiscal year. Revenues and income from operations are generally weakest during the first and second quarters of each fiscal year. Our quarterly results of operations may also fluctuate significantly as a result of variety of other factors, including the timing of new store openings and of catalog mailings, and the revenues contributed by new stores, merchandise mix and the timing and level of markdowns.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Congress Credit Facility. The interest rates are a function of the bank prime rate or LIBOR. A one percentage point change in the base interest rate would result in approximately $400,000 change in income before taxes.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at February 1, 2003 were approximately $45.9 million.

The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J. Crew merchandise as denominated in yen. The Company has from time to time entered into forward foreign exchange contracts to minimize this risk. There were no forward foreign exchange contracts outstanding during fiscal year 2002.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are set forth herein commencing on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Information required by items 10 - 14 with respect to Operating Corp. has been omitted pursuant to General Instruction I of Form 10-K. Information required by items 10 -14 with respect to Holdings is described below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of individuals who are serving as directors and executive officers of Holdings as of April 1, 2003. Each director of Holdings will hold office until the next annual meeting of shareholders or until his or her successor has been elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board.

Name                                   Age    Position
----                                   ---    --------
Millard S. Drexler ...................  58    Chief Executive Officer, Chairman of the Board and Director
Jeffrey A. Pfeifle ...................  44    President
Kathy Boyer ..........................  54    Executive Vice President, Merchandising
Michael Dadario ......................  44    Executive Vice President, Stores
Scott M. Rosen .......................  44    Executive Vice President, Chief Financial Officer
Scott Gilbertson .....................  34    Chief Operating Officer
Scott D. Hyatt .......................  45    Senior Vice President, Manufacturing
Nicholas Lamberti ....................  60    Vice President, Corporate Controller

Richard W. Boyce .....................  48    Director
Jonathan J. Coslet ...................  38    Director
James G. Coulter .....................  43    Director
Steven Grand-Jean ....................  60    Director
Thomas W. Scott ......................  37    Director
Josh S. Weston .......................  74    Director
Emily Woods ..........................  41    Director

  Millard S. Drexler

     Mr. Drexler has been Chief Executive Officer since January 2003 and became Chairman of the Board and a Director in March 2003. Before joining Holdings, he was Chief Executive Officer of The Gap, Inc. from 1995 until September 2002, and prior thereto he was President of The Gap, Inc. since 1987. Mr. Drexler also serves as a director of Apple Computer Inc.

  Jeffrey A. Pfeifle

     Mr. Pfeifle has been President since February 2003. Before joining Holdings, he was Executive Vice President, Product and Design of the Old Navy division of The Gap, Inc. from 1995.

  Kathy Boyer

     Ms. Boyer has been Executive Vice President, Merchandising since June 2002. Before joining Holdings, she was Senior Vice President, Merchandising of the Banana Republic division of The Gap, Inc. from 1995 to September 2001.

  Michael Dadario

     Mr. Dadario has been Executive Vice President, Stores since January 2003. Before joining Holdings, he was a retail consultant with Sense Consulting from February 2000 until end of 2002 and Executive Vice President (retail store operations) of the Banana Republic division of The Gap, Inc. for more than five years.

  Scott M. Rosen

     Mr. Rosen has been Executive Vice President and Chief Financial Officer since 1999. He was Senior Vice President and Chief Financial Officer from 1998 to 1999 and prior thereto he was Chief Financial Officer of the Mail Order Division for four years.

  Scott Gilbertson

     Mr. Gilbertson has been Chief Operating Officer since January 2003. Before joining Holdings, he was a principal of Texas Pacific Group from January 2001 to January 2003 and a portion of 1998. He was a founding partner of eVolution Global Partners (a private venture capital company) from March 2000 to January 2001 and held various positions at Holdings from September 1998 to April 2000, including President of e-commerce.

  Scott D. Hyatt

     Mr. Hyatt has been Senior Vice President, Manufacturing since 1998. Before joining Holdings, he was Vice President, Production and Source of the Express division of Limited Brands (retail apparel company) from 1996 to 1998.

  Nicholas Lamberti

     Mr. Lamberti has been Vice President, Corporate Controller for more than five years.

  Richard W. Boyce

     Mr. Boyce became a director in 1997 and has served as Chief Executive Officer during portions of 1997 and 1999 while also providing operating oversight to the remainder of the Texas Pacific Group portfolio. He is the senior operating partner of Texas Pacific Group and joined Texas Pacific Group in 1997. He was Chairman of Favorite Brands International Holding Corp., which filed for protection under Chapter 11 of the Bankruptcy Code in 1999. He is also a director of Burger King Corp., ON Semiconductor Corporation and Spirit Group Holdings, Ltd.

  Jonathan J. Coslet

     Mr. Coslet became a director in 2003. He is a senior partner of Texas Pacific Group, responsible for the firm's generalist and healthcare investment activities. Prior to joining Texas Pacific Group, Mr. Coslet worked in the investment banking department of Donaldson, Lufkin & Jenrett, specializing in leveraged acquisitions and high-yield finance from 1991 to 1993. He is a director of Magellan Health Services, Inc., Oxford Health Plans, Inc., Petco Animal Supplies, Inc., Endurance Specialty and Burger King Corporation.

  James G. Coulter

     Mr. Coulter became a director in 1997. He is a founding partner of Texas Pacific Group and has been Managing General Partner of Texas Pacific Group for more than eight years. He is a director of Genesis Health Ventures, Inc., Globespan, Inc., Seagate Technology, Inc., MEMC Electronic Materials, Inc., Evolution Global Partners and Zhone Technologies.

  Steven Grand-Jean

     Mr. Grand-Jean became a director in 2003. He has been President of Grand-Jean Capital Management for more than five years.

  Thomas W. Scott

     Mr. Scott became a director in January 2002. He is a founding partner of Nantucket Allserve Inc. (beverage supplier) and has been Co-Chairman thereof since 1989 and Co-Chairman and Co-Chief Executive Officer from 1989 to

2000. He has also been Co-Chairman of Shelflink (supply chain software company) since 2000. Mr. Scott is married to Emily Woods, the Chairperson of the Board of Directors of Holdings.

  Josh S. Weston

     Mr. Weston became a director in 1998. He has been Honorary Chairman of the Board of Directors of Automatic Data Processing (computing services business) since 1998. He was Chairman of the Board of Automatic Data Processing from 1996 until 1998, and Chairman and Chief Executive Officer for more than five years prior thereto. He is also a director of Gentiva Health Services, Inc., Aegis Communications Group, Inc. and Russ Berrie & Company, Inc.

  Emily Woods

     Ms. Woods resigned as Chairperson of the Board of Directors of Holdings in March 2003 but continues to serve as director. She co-founded the J. Crew brand in 1983 and has served as Chief Executive Officer and Vice Chairperson of Holdings and as Chief Executive Officer of Operating Corp. She is also a director of Yankee Candle Company, Inc. Ms. Woods is married to Thomas Scott, a director of Holdings.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth compensation paid by Holdings for fiscal 2002, 2001, and 2000:

         . to each individual serving as our chief executive officer during fiscal 2002;

         . to each of the four other most highly compensated executive officers as of the end of fiscal 2002; and

         . to two additional executive officers who were not employed as of the end of fiscal 2002.

                                                                                      Long-Term Compensation
                                                  Annual Compensation           Awards                     Payouts
                                                  -------------------           ------                     -------
                                                                                            Numbers of
                                                                              Restricted    Securities
           Name                                                                 Stock       Underlying      LTIP        All Other
           And                     Fiscal    Salary     Bonus        Other     Award(s)      Options/      Payouts     Compensation
                                                                               --------
    Principal Position              Year       ($)        ($)         ($)        (1)         SARS (1)        ($)         ($) (2)
    ------------------              ----       ---        ---         ---        ---         --------        ---         -------

Millard S. Drexler ...............  2002          --         --        --            (4)     2,231,704        --                --
   Chief Executive Officer
    And Chairman (3)

Kenneth S. Pilot .................  2002     201,900    520,000(5)     --       105,000        150,000        --         3,341,900
   Chief Executive Officer (6)

Mark A. Sarvary ..................  2002     247,700         --        --            --             --        --         1,407,500
   Chief Executive Officer (7)      2001     675,000         --        --            --             --        --             5,250
                                    2000     675,000    502,500        --            --             --        --             5,250

Emily Woods ......................  2002     886,900         --        --            --             --        --             7,600
   Director (8)                     2001   1,000,000         --        --            --             --        --             5,250
                                    2000   1,000,000  1,000,000        --            --             --        --             5,250

Blair Gordon (9) .................  2002     400,000         --        --            --         30,000        --                --
   Executive Vice President,
   Creative Director

Scott D. Hyatt ...................  2002     364,000         --        --            --             --        --             9,700
   Senior Vice President,           2001     364,000         --        --            --         10,000        --             5,250
   Manufacturing                    2000     350,000    183,800        --            --             --        --             5,250

Walter Killough (10) .............  2002     390,000         --        --            --             --        --             7,400
   Executive Vice President,        2001     390,000         --        --            --         25,000        --             5,250
   Direct and Supply Chain          2000     390,000    429,400        --            --         18,600        --             5,250

Scott M. Rosen ...................  2002     365,000         --        --            --             --        --             7,400
   Executive Vice President,        2001     365,000         --        --            --             --        --             5,250
   Chief Financial Officer          2000     357,000    298,800        --            --         18,600        --             5,250

Michael Scandiffio (11) ..........  2002     402,000                   --            --             --        --           157,900
   Executive Vice President, Mens   2001     262,800    100,000(5)     --            --         40,000        --           223,600

-----------------

(1) There is no established public market for shares of Holdings common stock. Holders of restricted stock have the same right to receive dividends as other holders of Holdings common stock. Holdings has not paid any cash dividends on its common stock.

(2) For Mr. Pilot, this includes $2,494,500 in severance compensation paid upon the termination of his employment and $847,400 in relocation compensation. For Mr. Sarvary, this includes $1,400,000 in severance compensation paid upon the termination of his employment. For Mr. Scandiffio, this includes $293,900 in relocation compensation and $85,000 in severance compensation. The remaining amounts represent Holdings' matching contributions to its 401(k) plan.

(3) Mr. Drexler became Chief Executive Officer in January 2003 and Chairman of the Board of Directors in March 2003.

(4) Mr. Drexler was granted 725,303 shares of Holdings common stock on February 12, 2003, of which 181,326 shares will vest on each January 27 of 2004, 2005 and 2006 and 181,325 shares will vest on January 27, 2007. Mr. Drexler paid $800,000 to Holdings for these shares, which was in excess of their fair market value at the time of grant. A corporation of which Mr. Drexler is a principal was also granted 55,793 shares of Holdings common stock on February 12, 2003, all of which vested immediately upon grant.

(5)  Represents sign-on bonus.

(6)  Mr. Pilot was Chief Executive Officer from September 2002 to January 2003.

(7)  Mr. Sarvary's employment terminated in April 2002.

(8) Ms. Woods was granted 661,600 shares of Holdings common stock on October 17, 1997, all of which are currently vested. Ms. Woods was Chairperson of the Board until her resignation from this position in March 2003.

(9) Mr. Gordon's employment commenced in January 2002 and terminated in January 2003.

(10) Mr. Killough's employment terminated in March 2003.

(11) Mr. Scandiffio's employment commenced in June 2001 and terminated in October 2002.

The following table shows information concerning stock options to purchase shares of Holdings common stock granted to any of the named executive officers during fiscal 2002.

                                                                                    Potential Realizable Value at  Assumed Annual
                                                                                        Rates of Stock Price Appreciation for
                              Individual Grants                                                     Option Term (2)
                              -----------------                                                     ---------------
                          Number of    Percent of
                          Securities  Total Options
                          Underlying   Granted to
                           Options    Employees in    Exercise        Expiration
Name                     Granted (1)   Fiscal Year   Price($/Sh)         Date               5%($)                     10% ($)
----                     -----------   -----------   -----------         ----               -----                     -------
Blair Gordon (2) ......     30,000         7%          $10.00         2/28/2012              --                         --

(1)  Holdings has not granted any SARs.

(2) Mr. Gordon's employment terminated in January 2003, at which time all of these options were forfeited automatically pursuant to Holdings' Stock Option Plan. As a result, the potential realizable value for these options is zero.

The following table shows the number of stock options held to purchase shares of Holdings common stock by the named executive officers at the end of fiscal 2002. The named executive officers did not exercise any stock options in fiscal 2002.

                                                                                                     Value of Unexercised
                                                                    Number of Securities             In-the-Money Options/
                                                                   Underlying Unexercised           SARs at Fiscal Year End
                                                                 Options at Fiscal Year End                 ($) (1)
Name                                                              Exercisable/Unexercisable        Exercisable/Unexercisable
----                                                           ------------------------------    -----------------------------
Millard S. Drexler (2) .....................................             0/2,231,704                           0/0
Kenneth S. Pilot (3) .......................................                     0/0                           0/0
Mark A. Sarvary (4) ........................................               163,200/0                           0/0
Scott D. Hyatt .............................................           22,000/13,000                           0/0
Walter Killough (5) ........................................           47,560/27,440                           0/0
Scott M. Rosen .............................................           47,560/27,440                           0/0
Emily Woods ................................................         164,000/328,200                           0/0
Blair Gordon (6) ...........................................                     0/0                           0/0
Michael Scandiffio (7) .....................................                     0/0                           0/0

------------

(1)  There is no established public market for shares of Holdings common stock.

(2)  Mr. Drexler became Chief Executive Officer in January 2003.

(3)  Mr. Pilot was Chief Executive Officer from September 2002 to January 2003.

(4)  Mr. Sarvary resigned as Chief Executive Officer in April 2002.

(5)  Mr. Killough's employment terminated in March 2003.

(6)  Mr. Gordon's employment terminated in January 2003.

(7)  Mr. Scandiffio's employment terminated in October 2002.

Employment Agreements and Other Compensation Arrangements

     Employment Agreements

     Emily Woods. Ms. Woods had an employment agreement with Holdings and Operating Corp. pursuant to which she served as Chairperson of the Board of Directors of Holdings for five years beginning on October 17, 1997. The agreement provided for a minimum annual base salary of $1.0 million, an annual bonus of up to $1.0 million based on achievement of earnings objectives to be determined each year, the grant of 661,600 shares of Holdings Common Stock, which we refer to as the "Woods Restricted Shares", the reimbursement of income taxes incurred by Ms. Woods in connection with such grant, and various executive benefits and perquisites. The employment agreement expired by its terms on October 17, 2002. Ms. Woods currently receives an annual base salary of $200,000.

         Under the terms of stock options awarded to Ms. Woods under Holdings' stock option plan, all unvested options shall become exercisable (1) if Ms. Woods' employment is terminated by Holdings without cause, by Ms. Woods for good reason or by reason of death or disability or (2) in the event of a change in control of Holdings.

         Millard S. Drexler. Mr. Drexler has a services agreement with Holdings and Operating Corp. pursuant to which he will serve as Chief Executive Officer for five years beginning on January 27, 2003, provided that Mr. Drexler can step down as Chief Executive Officer after January 2006 and serve only as Executive Chairman. The agreement provides for a minimum annual base salary of $200,000, an annual bonus based on the achievement of earnings objectives to be determined each year, and reimbursement of business expenses, provided that such total compensation not exceed $700,000 per year. The agreement also provides for the grant of options to purchase 557,926 shares of Holdings common stock, which we refer to as initial options, and the grant of premium options to purchase an additional 1,673,778 shares of Holdings common stock, which we refer to as premium options. The agreement also provides for the grant of 55,793 immediately vested shares of Holdings common stock and the grant of 725,303 shares of Holdings common stock, which we refer to as the "Drexler Restricted Shares". We refer you to footnote 4 to the Executive Compensation Table for information on the vesting of the Drexler Restricted Shares. Mr. Drexler paid Holdings $200,000 for the Initial Options and $800,000 for the Drexler Restricted Shares.

         If Mr. Drexler's employment is terminated without "cause" or for "good reason" (each as defined in the services agreement), Mr. Drexler will be entitled to receive his base salary for one year, the immediate vesting of any unvested Drexler Restricted Shares and the immediate vesting of that portion of the initial options and the premium options that would have become vested and exercisable on the anniversary of the grant date immediately following the termination date. If such termination occurs after a "change in control" (as defined in the services agreement), all of the unvested initial options and premium options will immediately vest and become exercisable.

         Kenneth S. Pilot. Mr. Pilot had an employment agreement with Holdings and Operating Corp. pursuant to which he would serve as Chief Executive Officer for five years commencing on September 9, 2002. Holdings would also cause Mr. Pilot to be elected as a director. The agreement provided for a minimum annual base salary of $700,000, a signing bonus of $520,000, two additional payments of $60,000 payable in September 2003 and 2004, and certain relocation benefits. The agreement also provided for an annual bonus based on the achievement of earnings objectives to be determined each year, provided that he was guaranteed prorated bonuses for fiscal 2002 equal to 85% of his base salary and 42.5% of his base salary for fiscal 2003. He also received a grant of 105,000 shares of Holdings common stock, which we refer to as the "Pilot Restricted Shares", of which 35,000 shares would vest over time and 70,000 shares vested immediately, and a grant of options to purchase 150,000 shares of Holdings common stock. If Mr. Pilot was terminated without "cause" or for "good reason" (as defined in the employment agreement), he was entitled to receive any accrued bonus and a lump-sum payment equal to two times his base salary.

         Mr. Pilot resigned effective January 29, 2003. Pursuant to his separation agreement, Mr. Pilot was entitled to $2,494,500 in severance compensation, the immediate vesting of 35,000 Pilot Restricted Shares, the continuation of his medical benefits for the eighteen month period following his resignation and certain outplacement benefits. In addition, Holdings waived the call rights it had in respect of such Pilot Restricted Shares.

         Mark A. Sarvary. Mr. Sarvary had an employment agreement with Holdings and Operating Corp. pursuant to which he would serve as Chief Executive Officer for a period of five years commencing on May 10, 1999. Holdings would also cause Mr. Sarvary to be elected as a director.

         The agreement provided for a minimum annual base salary of $670,000, a $1,000,000 signing bonus, and an annual target bonus of 50% of his annual base salary based on achievement of earnings objectives to be determined each year. The agreement also provided for the grant of options to purchase 272,000 shares of Holdings common stock and the grant of additional options to purchase 68,000 shares on the earlier of the date of an initial public offering of Holdings common stock or May 10, 2004. In the event of a change in Mr. Sarvary's duties and responsibilities, upon the termination of Mr. Sarvary's employment, he was entitled to receive severance and other benefits described in the January 15, 2002 amendment to his employment agreement. These included a lump-sum payment equal to two times his base salary and the continuation of medical and life insurance benefits for a period of time after the termination date. In addition, all of his vested options will remain exercisable for three years.

         Mr. Sarvary resigned effective April 30, 2002. Pursuant to his separation agreement, he is entitled to $1,400,000 in severance compensation and the continuation of medical benefits for two years and life insurance benefits for 21 months. In addition, the portion of his stock options scheduled to vest on the anniversary of their grant date following the termination date was permitted to vest and become exercisable.

         Blair Gordon. Mr. Gordon had an employment agreement with Holdings and Operating Corp. pursuant to which he would serve as Executive Vice-President and Creative Director for three years commencing on January 7, 2002. The agreement provided for a minimum annual base salary of $400,000, an annual bonus based on achievement of earnings objectives to be determined each year, and the grant of options to purchase 30,000 shares of Holdings common stock. The agreement also provided for the continuation of Mr. Gordon's base salary and medical benefits for one year if he was terminated without "cause" (as defined in the employment agreement). Mr. Gordon's employment terminated effective January 30, 2003. Pursuant to his separation agreement, he is entitled to these payments and benefits.

         Walter Killough. Mr. Killough had a severance agreement with Holdings and Operating Corp. which provided that, in the event of a termination for any reason other than death, disability or cause, as defined in the severance agreement, he will receive a continuation of his base salary and certain expense reimbursement for a period of one year, subject to offset if he obtains new full-time employment during that period. Mr. Killough's employment terminated effective March 14, 2003. Pursuant to his agreement, he is entitled to these payments and benefits.

         Michael Scandiffio. Mr. Scandiffio had an employment agreement with Holdings and Operating Corp. pursuant to which he would serve as Executive Vice-President of Mens for three years commencing June 12, 2001. The agreement provided for a minimum annual base salary of $480,000, a $100,000 signing bonus, an annual bonus based on achievement of earnings objectives to be determined each year, and the grant of options to purchase 40,000 shares of Holdings common stock. The agreement also provided for relocation benefits and the continuation of base salary and medical benefits for one year if Mr. Scandiffio is terminated without "cause" (as defined in the employment agreement). Mr. Scandiffio's employment terminated effective October 17, 2002 as a result of which he is entitled to these payments and benefits.

    Executive Severance Arrangements

         Messrs. Hyatt and Rosen each have an agreement with Holdings and Operating Corp. which provides that, in the event of a termination without "cause" (as defined in the agreement), he will receive a continuation of his base salary and medical benefits for a period of one year after the termination date and the payment of any bonus that he would otherwise have received for the fiscal year ending before the termination date.

    Shareholders Agreements

         The Woods Restricted Shares, the Pilot Restricted Shares, and the Drexler Restricted Shares and any shares of Holdings common stock acquired by any of the named executive officers described above pursuant to the exercise of options are subject to a shareholders' agreement providing for certain transfer restrictions, registration rights and customary tag-along and drag-along rights.

         In addition, Mr. Drexler's shareholders' agreement provides him with certain rights to appoint three directors by himself and three additional directors by mutual agreement with Texas Pacific Group, consent to our operating/capital budgets, and antidilution and co-investment rights. Pursuant to this right, Mr. Drexler appointed Steven Grand-Jean as a director in March 2003. The agreement also requires Mr. Drexler to pay $1.0 million to us if Jeffrey Pfeifle, current President of Holdings and Operating Corp. is terminated for cause or resigns without good reason, or if Mr. Pfeifle is terminated without cause with Mr. Drexler's consent or for good reason as a result of actions approved by Mr. Drexler before February 1, 2005. Mr. Drexler is also required to pay the excess of $480,000 over Mr. Pfeifle's pro-rata bonus if such termination is without cause or for good reason. If such termination occurs between February 1, 2004 and February 1, 2005, Mr. Drexler is also required to pay us the amount of any long-term incentive paid to Mr. Pfeifle, not to exceed $400,000.

    Compensation Committee Interlocks and Insider Participation

         Ms. Woods, a director, and Mr. Boyce, a director and former Chief Executive Officer, are members of the Compensation Committee of Holdings.

    Compensation of Directors

An attendance fee of $10,000 for each Board of Directors meeting (up to a maximum of $40,000 per year) is paid to each director who is neither an employee of Holdings nor a representative of Texas Pacific Group. Directors have the option to receive all or a portion of that fee paid in cash or in shares of Holdings common stock at a per share purchase price equal to the fair market value.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the common stock of Holdings as of April 1, 2003 for each person who is known to Holdings to be the beneficial owner of 5% or more of Holdings common stock. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.

                                     Name and Address            Amount and Nature of         Percent of
Title of Class                     of Beneficial Owner           Beneficial Ownership            Class
--------------                     -------------------           --------------------            -----
Common stock ..............  TPG Partners II, L.P.             8,780,073 shares (1) (4)           59%
                             301 Commerce Street, Suite 3300
                             Fort Worth, TX 76102

Common stock ..............  Emily Woods                       2,429,177 shares (2)               16%
                             J. Crew Group, Inc.
                             770 Broadway
                             New York, NY 10003

Common stock ..............  Millard S. Drexler                1,522,249 shares (3) (4)           10%
                             J. Crew Group, Inc.
                             770 Broadway
                             New York, NY 10003

---------------

(1) These shares of common stock are beneficially owned by Texas Pacific Group and the following affiliates of Texas Pacific Group (collectively, "TPG Affiliates"): TPG Parallel II L.P., TPG Partners II L.P., TPG Investors II, L.P., and TPG Bacchus II, LLC.

(2) Includes 164,000 shares not currently owned but which are issuable upon the exercise of stock options awarded under stock option plan that are currently exercisable.

(3) These shares of common stock are beneficially owned by a company of which Mr. Drexler is a principal.

(4) Includes 1,466,276 shares not currently owned but which are issuable to each of TPG Bacchus II, LLC and Mr. Drexler's company upon the exercise by each of them of an exchange right. We refer you to "Certain Relationships and Related Transactions" for more information.

The following table sets forth information regarding the beneficial ownership of each class of equity securities of Holdings as of April 1, 2003 for (a) each director, (b) each of the executive officers identified in the table set forth under Management and (c) all directors and executive officers as a group. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.

                                                                        Number of Shares
                                                                          and Nature of              Percent of
Title of Class                      Name of Beneficial Owner          Beneficial Ownership             Class
--------------                      ------------------------          --------------------             -----
Common stock .....................  Richard W. Boyce                         55,200 (1)                  *
Common stock .....................  Jonathan J. Coslet                    8,780,073 (2)                 59%
Common stock .....................  James G. Coulter                      8,780,073 (2)                 59%
Common stock .....................  Millard S. Drexler                    1,522,249 (3)                 10%
Common stock .....................  Scott D. Hyatt                           22,000 (1)
Common stock .....................  Steven Grand-Jean
Common stock .....................  Walter Killough (4)                      47,560 (1)                  *
Common stock .....................  Kenneth S. Pilot (5)                    105,000
Common stock .....................  Scott M. Rosen                           47,560 (1)
Common stock .....................  Mark A. Sarvary (6)                     163,200 (1)                  *
Common stock .....................  Thomas W. Scott                               0                      *
Common stock .....................  Josh S. Weston                           25,478                      *
Common stock .....................  Emily Woods                           2,429,177 (7)                 16%
Common stock .....................  All directors and executive          13,197,497 (1)(2)(3)(7)        89%
                                     officers as a group
Series A preferred stock .........  Jonathan J. Coslet                       73,475 (2)                 79%
Series A preferred stock .........  James G. Coulter                         73,475 (2)                 79%
Series A preferred stock .........  Josh S. Weston                               60                      *
Series A preferred stock .........  Emily Woods                               2,979                      3%
Series A preferred stock .........  All directors and executive              76,514 (2)                 83%
                                     officers as a group

-------------

*    Represents less than 1% of the class.

(1) These are shares not currently owned but which are issuable upon the exercise of stock options awarded under the stock option plan that are currently exercisable or become exercisable within 60 days.

(2) Attributes ownership of the shares beneficially owned by TPG Affiliates to Messrs. Coslet and Coulter, who are partners of Texas Pacific Group. Includes 1,466,276 shares not currently owned but which are issuable to TPG Bacchus II, LLC upon the exercise of an exchange right. We refer you to "Certain Relationships and Related Transactions" for more information. Messrs. Coslet and Coulter disclaim beneficial ownership of the shares owned by TPG Affiliates.

(3) Attributes ownership of the shares beneficially owned by Mr. Drexler's company to Mr. Drexler. Includes 1,466,276 shares not currently owned but which are issuable to Mr. Drexler's company upon the exercise of an exchange right. We refer you to "Certain Relationships and Related Transactions" for more information.

(4)  Mr. Killough's employment terminated in March 2003.

(5)  Mr. Pilot was Chief Executive Officer from September 2002 to January 2003.

(6)  Mr. Sarvary resigned as Chief Executive Officer in April 2002.

(7) Includes 164,000 shares not currently owned but which are issuable upon the exercise of stock options awarded under the stock option plan that are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mark Sarvary Loan

         In connection with Mr. Sarvary's relocation to our headquarters, Holdings loaned Mr. Sarvary $1.0 million on an interest-free basis to purchase a residence, which loan was secured by a mortgage on that residence. The largest amount outstanding in fiscal 2002 was $850,000. As part of Mr. Sarvary's separation from Holdings in April 2002, Mr. Sarvary agreed to repay the loan on the earlier of (a) June 1, 2005, (b) the sale of his residence and (c) the first anniversary of his employment with a new employer. In October 2002, Mr. Sarvary paid $782,000 to Holdings in full satisfaction of the loan in exchange for a $68,000 present value discount granted by us in consideration of his early repayment.

Tax Sharing Arrangement

         Holdings and its subsidiaries entered into a tax sharing agreement providing (among other things) that each of the subsidiaries will reimburse Holdings for its share of income taxes determined as if such subsidiary had filed its tax returns on a "separate return" basis.

TPG-MD Investment Notes Payable

         On February 4, 2003, Operating Corp. entered into a credit agreement with TPG-MD Investment, LLC, an entity controlled by Texas Pacific Group and Millard S. Drexler, which provides for:

         .    Tranche A loan in an aggregate principal amount of $10.0 million;
              and

         .    Tranche B loan in an aggregate principal amount of $10.0 million.

         The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date. Payment of the loans is subordinated in right of payment to the prior payment of all senior debt and on the same terms as Operating Corp.'s senior subordinated notes. The loans are guaranteed by certain subsidiaries of Operating Corp.

         The lender has the right, exercisable at anytime prior to the maturity date, to exchange the principal amount of and accrued and unpaid interest on the loans into shares of common stock of Holdings at an exercise price of $6.82 per share. The lender also has the right to require Operating Corp. to prepay the Tranche B loan without premium or penalty under certain circumstances.

ITEM 14.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as provided in Rule 13a-14 under the Securities Exchange Act of 1934, as amended. There are inherent limitations on the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

J. Crew Group, Inc.

(a)    1.    Financial Statements

             The following financial statements of J. Crew Group, Inc. and subsidiaries are included in Item 8:

             (i)     Report of KPMG LLP, Independent Auditors
             (ii) Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002
             (iii) Consolidated Statements of Operations - Years ended February 1, 2003, February 2, 2002 and February 3, 2001
             (iv)    Consolidated Statements of changes in Stockholders' Deficit
                     - Years ended February 1, 2003, February 2, 2002 and February 3, 2001
             (v) Consolidated Statements of Cash Flows - Years ended February 1, 2003, February 2, 2002 and February 3, 2001
             (vi)    Notes to consolidated financial statements

       2.    Financial Statement Schedules

             Schedule II       Valuation and Qualifying Accounts.

       3.    Exhibits

             The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)    Reports on Form 8-K

       The Company filed the following reports on Form 8-K during the quarter ended February 1, 2003:

                  Date of Report            Item(s) Reported
                  --------------            ----------------
                  Dec. 27, 2002             Item 5
                  Jan. 27, 2003             Item 5

(c)    Exhibits

       See Item 15(a) 3 above.

(d)    Financial Statement Schedules

       See Item 15(a) 1 and 15(a) 2 above.

J. Crew Operating Corp.

(a)    1.    Financial Statements

             The following financial statements of J. Crew Operating Corp. and subsidiaries are included in Item 8:

             (i)      Report of KPMG LLP, Independent Auditors
             (ii) Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002
             (iii) Consolidated Statements of Operations - Years ended February 1, 2003, February 2, 2002 and February 3, 2001
             (iv) Consolidated Statements of Cash Flows - Years ended February 1, 2003, February 2, 2002 and February 3, 2001
             (v)      Notes to consolidated financial statements

       2.    Financial Statement Schedules

             Schedule II       Valuation and Qualifying Accounts.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   J. CREW GROUP, INC.
Date: April 21, 2003                               J. CREW OPERATING CORP.

                                                   By: /s/ Millard S. Drexler
                                                     ------------------------
                                                       Millard S. Drexler
                                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities indicated, on April 21, 2003.

              Signature                                     Title
              ---------                                     -----
         /s/ Millard S. Drexler               Chairman of the Board, Chief Executive Officer
         ---------------------------          and a Director (Principal Executive Officer)
         Millard S. Drexler

         /s/ Scott M. Rosen                   Executive Vice President, Chief Financial
         ---------------------------          Officer (Principal Financial Officer)
         Scott M. Rosen

         /s/ Nicholas Lamberti                Vice President, Corporate Controller
         ---------------------------          (Principal Accounting Officer)
         Nicholas Lamberti

         /s/ Richard W. Boyce                 Director
         ---------------------------
         Richard W. Boyce

         /s/ Jonathan J. Coslet               Director
         ---------------------------
         Jonathan J. Coslet

         /s/ James G. Coulter                 Director
         ---------------------------
         James G. Coulter

         /s/ Steven Grand-Jean                Director
         ---------------------------
         Steven Grand-Jean

         /s/ Thomas W. Scott                  Director
         ---------------------------
         Thomas W. Scott

         /s/ Josh Weston                      Director
         ---------------------------
         Josh Weston

         /s/ Emily Woods                      Director
         ---------------------------
         Emily Woods

CERTIFICATION

I, Millard S. Drexler, certify that:

1. I have reviewed this annual report on Form 10-K of J. Crew Group, Inc. and J. Crew Operating Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of each registrant as of, and for, the periods presented in this annual report.

4. Each registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for such registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to such registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of such registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Report"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Each registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to such registrant's auditors and the audit committee of such registrant's board of directors (or persons performing the equivalent function);

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect such registrant's ability to record, process, summarize and report financial data and have identified for such registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in such registrant's internal controls; and

6. Each registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



April 21, 2003                                    /s/ Millard S. Drexler
                                                  ----------------------
                                                  Millard S. Drexler
                                                  Chief Executive Officer

CERTIFICATION

I, Scott M. Rosen, certify that:

1. I have reviewed this annual report on Form 10-K of J. Crew Group, Inc. and J. Crew Operating Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of each registrant as of, and for, the periods presented in this annual report.

4. Each registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for such registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to such registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of such registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Report"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Each registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to such registrant's auditors and the audit committee of such registrant's board of directors (or persons performing the equivalent function);

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect such registrant's ability to record, process, summarize and report financial data and have identified for such registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in such registrant's internal controls; and

6. Each registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 21, 2003                                 /s/ Scott M. Rosen
                                               ------------------
                                               Scott M. Rosen
                                               Executive Vice-President
                                               and Chief Financial Officer

Independent Auditors' Report

The Board of Directors and Stockholders
J. Crew Group, Inc. and Subsidiaries:

We have audited the consolidated financial statements of J. Crew Group, Inc. and subsidiaries (the "Company") as listed in the accompanying Index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Crew Group, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                        KPMG LLP

March 25, 2003,
except as to note 17, which is as of
April 4, 2003

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                February 1,             February 2,
                                 Assets                                            2003                    2002
                                 ------                                            ----                    ----
                                                                                          (in thousands)
Current assets:
     Cash and cash equivalents                                                   $  18,895               $  16,201
     Merchandise inventories                                                       107,318                 138,918
     Prepaid expenses and other current assets                                      24,886                  27,026
     Refundable income taxes                                                         6,278                       -
                                                                                 ---------               ---------

          Total current assets                                                     157,377                 182,145
                                                                                 ---------               ---------

Property and equipment - at cost:
     Land                                                                            1,710                   1,610
     Buildings and improvements                                                     11,705                  11,700
     Furniture, fixtures and equipment                                             102,108                 105,292
     Leasehold improvements                                                        182,226                 170,195
     Construction in progress                                                        3,161                   4,903
                                                                                 ---------               ---------
                                                                                   300,910                 293,700

          Less accumulated depreciation and amortization                           129,363                 106,427
                                                                                 ---------               ---------
                                                                                   171,547                 187,273
                                                                                 ---------               ---------

Deferred income tax assets                                                           5,000                  18,071

Other assets                                                                        14,954                  13,831
                                                                                 ---------               ---------

          Total assets                                                           $ 348,878               $ 401,320
                                                                                 =========               =========

                                 Liabilities and Stockholders' Deficit
                                 -------------------------------------

Current liabilities:
     Accounts payable                                                            $  54,921               $  66,703
     Other current liabilities                                                      61,463                  61,788
     Income taxes payable                                                            2,978                   8,840
     Deferred income tax liabilities                                                     -                   5,650
                                                                                 ---------               ---------

          Total current liabilities                                                119,362                 142,981
                                                                                 ---------               ---------

Deferred credits and other long-term liabilities                                    65,141                  67,235
                                                                                 ---------               ---------

Long-term debt                                                                     292,000                 279,687
                                                                                 ---------               ---------

Redeemable preferred stock                                                         264,038                 230,460
                                                                                 ---------               ---------

Stockholders' deficit                                                             (391,663)               (319,043)
                                                                                 ---------               ---------

          Total liabilities and stockholders' deficit                            $ 348,878               $ 401,320
                                                                                 =========               =========

See accompanying notes to consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                     Years ended
                                                                                     -----------
                                                                       February 1,   February 2,   February 3,
                                                                       -----------   -----------   -----------
                                                                           2003          2002         2001
                                                                           ----          ----         ----
                                                                                   (in thousands)
Revenues:

   Net sales                                                            $ 732,279     $ 741,280     $ 787,658
   Other                                                                   34,103        36,660        38,317
                                                                        ---------     ---------     ---------
                                                                          766,382       777,940       825,975

Operating costs and expenses:

   Cost of goods sold, including buying and occupancy costs               478,700       462,371       463,909
   Selling, general and administrative expenses                           291,518       295,568       301,865
   Write down of assets and other charges in
     connection with discontinuance of Clifford & Wills                        --            --         4,130
                                                                        ---------     ---------     ---------
                                                                          770,218       757,939       769,904
                                                                        ---------     ---------     ---------

         Income/(loss) from operations                                     (3,836)       20,001        56,071

Interest expense - net                                                     40,954        36,512        36,642

         Income/(loss) before income taxes                                (44,790)      (16,511)       19,429

(Provision) benefit for income taxes                                        4,200         5,500        (7,500)
                                                                        ---------     ---------     ---------

         Net income/(loss)                                              $ (40,590)    $ (11,011)    $  11,929
                                                                        =========     =========     =========

See accompanying notes to consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                     Years ended
                                                                                     -----------
                                                                       February 1,   February 2,   February 3,
                                                                       -----------   -----------   -----------
                                                                           2003          2002          2001
                                                                           ----          ----          ----
                                                                                   (in thousands)
Cash flows from operating activities:
Net income/(loss)                                                       $ (40,590)    $ (11,011)    $  11,929
Adjustments to reconcile net income/(loss) to net cash
  provided by operating activities:
     Depreciation and amortization                                         34,451        31,718        22,600
     Amortization of deferred financing costs                               4,435         1,997         2,793
     Non-cash interest expense                                             12,313        15,395        13,608
     Deferred income taxes                                                  7,421        (3,460)           27
     Non-cash compensation expense                                           (589)        1,574           649
     Write down of assets and other charges
     in connection with discontinued catalog                                   --            --         4,130
Changes in operating assets and liabilities:

  Merchandise inventories                                                  31,600         1,749       (10,739)
  Prepaid expenses and other current assets                                 2,140        (3,286)        6,343
  Other assets                                                             (2,470)       (3,416)       (2,788)
  Net assets held for disposal                                                 --            --         4,797
  Accounts payable                                                        (11,782)       16,998         8,754
  Other liabilities                                                           495       (13,767)        5,263
  Income taxes payable                                                    (12,140)       (8,741)        2,894
                                                                        ---------     ---------     ---------
     Net cash provided by operating activities                             25,284        25,750        70,260
                                                                        ---------     ---------     ---------

Cash flows from investing activities:
  Capital expenditures                                                    (26,920)      (61,862)      (55,694)
  Proceeds from construction allowances                                     6,502        19,287        13,519
                                                                        ---------     ---------     ---------
     Net cash used in investing activities                                (20,418)      (42,575)      (42,175)
                                                                        ---------     ---------     ---------

Cash flows from financing activities:
  Costs incurred in refinancing Credit Facility                            (3,256)           --            --
  Repayment of long-term debt                                                  --            --       (34,000)
  Proceeds from the issuance of common stock                                1,084            96           178
  Repurchase of common stock                                                   --            --           (26)
                                                                        ---------     ---------     ---------
     Net cash provided by/(used in) financing activities                   (2,172)           96       (33,848)
                                                                        ---------     ---------     ---------

  Increase (decrease) in cash and cash equivalents                          2,694       (16,729)       (5,763)

Cash and cash equivalents at beginning of year                             16,201        32,930        38,693
                                                                        ---------     ---------     ---------
Cash and cash equivalents at end of year                                $  18,895     $  16,201     $  32,930
                                                                        =========     =========     =========

Supplementary cash flow information:
     Income taxes paid                                                  $     453     $   6,442     $   4,279
                                                                        =========     =========     =========
     Interest paid                                                      $  19,380     $  19,389     $  20,513
                                                                        =========     =========     =========

Noncash financing activities:
     Dividends on redeemable preferred stock                            $  33,578     $  30,442     $  26,484
                                                                        =========     =========     =========

See accompanying notes to consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Deficit

                          (in thousands, except shares)


                                            Common stock      Additional   Retained                    Deferred     Stock-
                                            ------------       paid-in     earnings      Treasury       compen-    holders'
                                        Shares       Amount    capital     (deficit)       stock        sation     deficit
                                        ------       ------    -------     ---------       -----        ------     -------
Balance at January 29, 2000         12,214,265          $ 1    $ 70,537  $  (331,178)    $  (2,325)   $  (1,628) $ (264,593)
                                                        ===    ========  ===========     =========    =========  ==========
Net loss                                    --           --          --       11,929            --           --      11,929
Preferred stock dividends                   --           --          --      (26,484)           --           --     (26,484)
Issuance of common stock                18,400           --         178           --            --           --         178
Amortization of restricted stock            --           --          --           --            --          649         649
Repurchase of common stock                  --           --          --           --           (26)          --         (26)
                                    ----------          ---    --------  -----------     ---------      ------- -----------
Balance at February 3, 2001         12,232,665            1      70,715     (345,733)       (2,351)        (979)   (278,347)
                                                        ===    ========  ===========     =========    =========  ==========
Net loss                                    --           --          --      (11,011)           --           --     (11,011)
Preferred stock dividends                   --           --          --      (30,442)           --           --     (30,442)
Issuance of common stock                 5,524           --          96           --            --           --          96
Amortization of restricted stock            --           --          --           --            --          661         661
                                    ----------          ---    --------  -----------     ---------      ------- -----------
Balance at February 2, 2002         12,238,189            1      70,811     (387,186)       (2,351)        (318)   (319,043)
                                    ==========          ===    ========  ===========     =========    =========  ==========
Net loss                                    --           --          --      (40,590)           --           --     (40,590)
Preferred stock dividends                   --           --          --      (33,578)           --           --     (33,578)
Issuance of common stock               737,621           --       1,084           --            --           --       1,084
Issuance of restricted stock           383,963           --         311           --            --         (311)         --
Amortization of restricted stock            --           --          --           --            --          464         464
                                    ----------          ---    --------  -----------     ---------      ------- -----------
Balance at February 1, 2003         13,359,773            1      72,206     (461,354)       (2,351)        (165)   (391,663)
                                    ==========          ===    ========  ===========     =========    =========  ==========

See accompanying notes to consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

(1) Nature Of Business And Summary Of Significant Accounting Policies

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of J. Crew Group, Inc. ("Holdings") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Business

          The Company designs, contracts for the manufacture of, markets and distributes men's and women's apparel, shoes and accessories under the J.Crew brand name. The Company's products are marketed, primarily in the United States, through various channels of distribution, including retail and factory stores, catalogs, and the Internet. The Company is also party to a licensing agreement which grants the licensee exclusive rights to use the Company's trademarks in connection with the manufacture and sale of products in Japan. The license agreement provides for payments based on a specified percentage of net sales.

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

     (c)  Segment Information

          The Company operates in one reportable business segment. All of the Company's identifiable assets are located in the United States. Export sales are not significant.

     (d)  Fiscal Year

          The Company's fiscal year ends on the Saturday closest to January 31. The fiscal years 2002, 2001, and 2000 ended on February 1, 2003 (52 weeks), February 2, 2002 (52 weeks), and February 3, 2001 (53 weeks).

     (e)  Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $11,224,000 and $7,895,000 at February 1, 2003 and February 2, 2002, are stated at cost, which approximates market value.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

     (f)  Merchandise Inventories

          Merchandise inventories are stated at the lower of average cost or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory.

     (g)  Advertising and Catalog Costs

          Direct response advertising which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. The Company accounts for catalog costs in accordance with the AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs, included in prepaid expenses and other current assets, as of February 1, 2003 and February 2, 2002 were $6,197,000 and $7,959,000. Catalog costs, which are reflected in selling and administrative expenses, for the fiscal years 2002, 2001, and 2000 were $56,695,000 $65,477,000 and $69,000,000.

          All other advertising costs, which are not significant, are expensed as incurred.

     (h)  Property and Equipment

          Property and equipment are stated at cost and are depreciated over the estimated useful lives by the straight-line method. Buildings and improvements are depreciated over estimated useful lives of twenty years. Furniture, fixtures and equipment are depreciated over estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized over the shorter of their useful lives or related lease terms.

          Significant systems development costs are capitalized and amortized on a straight-line basis over periods ranging from three to five years. Approximately $.6 million and $8.5 million of system development costs were capitalized in fiscal years 2002 and 2001.

          The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized over the term of the related lease.

     (i)  Debt Issuance Costs

          Debt issuance costs (included in other assets) of $6,743,000 and $6,906,000 at February 1, 2003 and February 2, 2002 are amortized over the term of the related debt agreements.

     (j)  Income Taxes

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This statement requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

     (k)  Revenue Recognition

          Revenue is recognized for catalog and internet sales when merchandise is shipped to customers and at the time of sale for retail sales. The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. Amounts billed to customers for shipping and handling fees related to catalog and internet sales are included in other revenues at the time of shipment.

     (l)  Store Preopening Costs

          Costs associated with the opening of new retail and outlet stores are expensed as incurred.

     (m)  Derivative Financial Instruments

          Derivative financial instruments are used by the Company from time to time to manage its interest rate and foreign currency exposures. For interest rate swap agreements, the net interest paid is recorded as interest expense on a current basis. Gains or losses resulting from market fluctuations are not recognized. The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations.

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

     (p)  Stock Based Compensation

          The Company accounts for stock-based compensation using the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation expense is not recorded for options granted if the option price is equal to or in excess of the fair market price at the date of grant. If the Company had adopted the fair value recognition provisions of SFAS No. 123, the effect on net income would not be material.

          Restricted stock awards which are granted at less than fair market value result in the recognition of deferred compensation, which is charged to expense over the vesting period of the awards. Deferred compensation is shown as a reduction of stockholders' equity.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

(2)  Events of September 11, 2001

     The terrorist events of September 11, 2001 resulted in the destruction of the Company's retail store located at the World Trade Center in New York City, resulting in the loss of inventories and store fixtures, equipment and leasehold improvements. These losses and the resulting business interruption are covered by insurance policies maintained by the Company.

     The statement of operations for the year ended February 2, 2002 included losses of $1.9 million relating to inventories and stores fixtures, equipment and leasehold improvements. Insurance recoveries in fiscal 2001 were recorded to the extent of the losses recognized. The statement of operations for the year ended February 1, 2003 includes a gain of $1,420,000, as a result of additional insurance recoveries during fiscal 2002. This gain was classified as a reduction of selling, general and administrative expenses. Additional insurance recoveries, which may be received in the future including recoveries for business interruption, will be recorded at the time of settlement.

(3)  Disposal of a Business

     In 1998, management of the Company made a decision to exit the catalog and outlet store operations of Clifford & Wills ("C&W"). Revenues and expenses of C&W for fiscal 2000 were not material and as a result have been netted in the accompanying consolidated statements of operations.

     In February 2000, the Company sold certain intellectual property assets to Spiegel Catalog Inc. for $3.9 million. In connection with this sale the Company agreed to cease the fulfillment of catalog orders but retained the right to operate C&W outlet stores and conduct other liquidation sales of inventories through December 31, 2000. After consideration of the proceeds from the sale of assets and other terms of the agreement the Company provided $4,000,000 to write down inventories to net realizable value as of January 29, 2000. At February 3, 2001, the Company determined that the realizable value of the remaining net assets of C&W, primarily inventories, was less than their carrying amounts and an additional charge of $4,130,000 was taken.

(4)  Other Current Liabilities

     Other current liabilities consist of:

                                                     February 1,     February 2,
                                                        2003            2002
                                                        ----            ----

     Customer liabilities                            $9,993,000      $11,381,000
     Accrued catalog and marketing costs              2,536,000        3,655,000
     Taxes, other than income taxes                   2,670,000        2,930,000
     Accrued interest                                 9,598,000        4,690,000
     Accrued occupancy                                1,024,000        1,036,000
     Reserve for sales returns                        5,313,000        6,475,000
     Accrued compensation                             7,475,000        1,697,000
     Other                                           22,854,000       29,924,000
                                                    -----------      -----------
                                                    $61,463,000      $61,788,000
                                                    -----------      -----------

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

(5)  Lines of Credit

     On December 23, 2002 the Company entered into a Loan and Security Agreement with Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent, and a syndicate of lenders which provides for a maximum credit availability of up to $180.0 million (the "Congress Credit Facility"). The Congress Credit Facility replaced a revolving credit facility which was scheduled to expire in October 2003.

     The Congress Credit Facility provides for revolving loans of up to $160.0 million; supplemental loans of up to $20.0 million each year during the period from April 15 to September 15; and letter of credit accommodations. The Congress Credit Facility expires in December 2005. The total amount of availability is subject to limitations based on specified percentages of eligible receivables, inventories and real property. Real property availability is limited to $5.8 million and will be reduced at a rate of $97,000 per month commencing June 1, 2003.

     Borrowings are secured by a perfected first priority security interest in all the assets of the Company's subsidiaries and bear interest, at the Company's option, at the prime rate plus 0.5% or the Eurodollar rate plus 2.5%. Supplemental loans bear interest at the prime rate plus 3.0%.

     The Congress Credit Facility includes restrictions, including the incurrence of additional indebtedness, the payment of dividends and other distributions, the making of investments, the granting of loans and the making of capital expenditures. The Company is required to maintain minimum levels of earnings before interest, taxes, depreciation, amortization and certain non-cash items, ("EBITDA") if excess availability is less than $15.0 million for any 30 consecutive day period.

     The Congress Credit Facility was amended on February 7, 2003 to provide for an exclusion from the definition of consolidated net income of severance and other one-time employment-related charges of up to $6.7 million in the last quarter of fiscal 2002 and $3.0 million in the first quarter of fiscal 2003.

     Maximum borrowings under revolving credit agreements were $63,000,000, $95,000,000 and $34,000,000 during fiscal years 2002, 2001 and 2000 and average borrowings were $40,400,000, $43,100,000 and $9,800,000. There were no borrowings outstanding at February 1, 2003 and February 2, 2002.

     Outstanding letters of credit established primarily to facilitate international merchandise purchases at February 1, 2003 and February 2, 2002 amounted to $45,900,000 and $46,300,000.

(6)  Long-Term Debt

     Long term debt consists of:

                                                 February 1,      February 2,
                                                    2003             2002
                                                    ----             ----

     10-3/8% senior subordinated notes (a)      $150,000,000     $150,000,000
     13-1/8% senior discount debentures (b)      142,000,000      129,687,000
                                                ------------     ------------
           Total                                $292,000,000     $279,687,000
                                                ============     ============

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

 (a) The senior subordinated notes are unsecured general obligations of J. Crew Operating Corp., a subsidiary of Holdings, and are subordinated in right of payment to all senior debt. Interest on the notes accrues at the rate of 10-3/8% per annum and is payable semi-annually in arrears on April 15 and October 15. The notes mature on October 15, 2007 and may be redeemed at the option of the issuer subsequent to October 15, 2002 at prices ranging from 105.188% of principal in 2002 to 100% in 2005 and thereafter.

 (b) The senior discount debentures were issued in aggregate principal amount of $142.0 million at maturity and mature on October 15, 2008. These debentures are senior unsecured obligations of Holdings. Cash interest did not accrue prior to October 15, 2002. However, the Company recorded non-cash interest expense as an accretion of the principal amount of the debentures at a rate of 13-1/8% per annum. Interest will be payable in arrears on April 15 and October 15 of each year subsequent to October 15, 2002. The senior discount debentures may be redeemed at the option of Holdings on or after October 15, 2002 at prices ranging from 106.563% of principal to 100% in 2005 and thereafter.

     Long term debt of $150,000,000 matures in fiscal 2007.

(7)  Redeemable Preferred Stock

     The restated certificate of incorporation authorizes Holdings to issue up to:

     (a) 1,000,000 shares of Series A cumulative preferred stock; par value $.01 per share; and

     (b) 1,000,000 shares of Series B cumulative preferred stock; par value $.01 per share.

     At February 1, 2003, 92,800 shares of Series A Preferred Stock and 32,500 shares of Series B Preferred Stock were outstanding.

     The Preferred Stock accumulates dividends at the rate of 14.5% per annum (payable quarterly) for periods ending on or prior to October 17, 2009. Dividends compound to the extent not paid in cash. On October 17, 2009, Holdings is required to redeem the Series B Preferred Stock and to pay all accumulated but unpaid dividends on the Series A Preferred Stock. Thereafter, the Series A Preferred Stock will accumulate dividends at the rate of 16.5% per annum. Subject to restrictions imposed by certain indebtedness of the Company, Holdings may redeem shares of the Preferred Stock at any time at redemption prices ranging from 103% of liquidation value plus accumulated and unpaid dividends at October 17, 1998 to 100% of liquidation value plus accumulated and unpaid dividends at October 17, 2000 and thereafter. In certain circumstances (including a change of control of Holdings), subject to restrictions imposed by certain indebtedness of the Company, Holdings may be required to repurchase shares of the Preferred Stock at liquidation value plus accumulated and unpaid dividends.

     Accumulated but unpaid dividends amounted to $138,738,000 at February 1, 2003. Dividends are recorded as an increase to redeemable preferred stock and a reduction of retained earnings.

(8)  Common Stock

     The restated certificate of incorporation authorizes Holdings to issue up to 100,000,000 shares of common stock; par value $.01per share. At February 1, 2003, shares issued were 13,359,773 and shares outstanding were 12,870,373. During 2000, 2001 and 2002 directors converted fees into 18,400, 5,524 and 12,318 shares of Holdings common stock.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

(9)  Commitments and Contingencies

     (a)  Operating Leases

          As of February 1, 2003, the Company was obligated under various long-term operating leases for retail and outlet stores, warehouses, office space and equipment requiring minimum annual rentals. These operating leases expire on varying dates through 2014. At February 1, 2003 aggregate minimum rentals in future periods are, as follows:

               Fiscal year                      Amount
               -----------                      ------
                  2003                      52,372,000
                  2004                      49,867,000
                  2005                      47,396,000
                  2006                      45,192,000
                  2007                      43,636,000
                  Thereafter               143,875,000

          Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

          Rent expense for fiscal 2002, 2001, and 2000 was $50,403,000, $46,573,000 and $45,138,000 including contingent rent based on store sales of $1,187,000, $1,023,000, and $1,974,000.

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

(10) Employee Benefit Plan

     The Company has a thrift/savings plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company's contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the thrift/savings plan were $1,834,000, $1,334,000 and $1,241,000 for fiscal 2002, 2001 and 2000.

(11) License Agreement

     The Company has a licensing agreement through January 2005 with Itochu Corporation, a Japanese trading company. The agreement permits Itochu to distribute J. Crew merchandise in Japan. The Company earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 2002, 2001, and 2000 was $2,280,000, $2,560,000 and $3,020,000.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

(12) Interest Expense - Net

     Interest expense, net consists of the following:

                                                       2002           2001           2000
                                                       ----           ----           ----
        Interest expense                           $36,548,000    $34,810,000    $34,390,000
        Amortization of deferred financing costs     4,435,000      1,997,000      2,793,000
        Interest income                                (29,000)      (295,000)      (541,000)
                                                   -----------    -----------    -----------
        Interest expense, net                      $40,954,000    $36,512,000    $36,642,000
                                                   -----------    -----------    -----------

     Deferred financing costs of $1,800,000 were written off in connection with the refinancing of our revolving credit facility in December 2002.

(13) Other Revenues

     Other revenues consist of the following:

                                          2002           2001           2000
                                          ----           ----           ----
        Shipping and handling fees    $31,823,000    $34,100,000    $35,297,000
        Royalties                       2,280,000      2,560,000      3,020,000
                                      -----------    -----------    -----------
                                      $34,103,000    $36,660,000    $38,317,000
                                      ===========    ===========    ===========

(14) Financial Instruments

     The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The fair value of the Company's long-term debt is estimated to be approximately $238,692,000 and $187,191,000 at February 1, 2003 and February 2, 2002, and is based on dealer quotes or quoted market prices of the same or similar instruments. The carrying amounts of long-term debt were $292,000,000 and 279,687,000 at February 1, 2003 and February 2, 2002. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, notes payable-bank, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

(15) Income Taxes

     The income tax provision/benefit consists of:

                                          2002            2001        2000
                                          ----            ----        ----
         Current:
             Foreign                $     193,000   $    260,000  $   300,000
             Federal                  (12,014,000)    (2,400,000)   6,253,000
             State and local              200,000        100,000      920,000
                                    -------------   ------------  -----------
                                      (11,621,000)    (2,040,000)   7,473,000
                                    -------------   ------------  -----------
         Deferred                       7,421,000     (3,460,000)      27,000
                                    -------------   ------------  -----------
                 Total              $  (4,200,000)  $ (5,500,000) $ 7,500,000
                                    =============   ============  ===========

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

     A reconciliation between the provision/(benefit) for income taxes based on the U.S. Federal statutory rate and the Company's effective rate is as follows.

                                                  2002       2001       2000
                                                  ----       ----       ----
          Federal income tax rate                (35.0)%    (35.0)%     35.0%
          State and local income taxes, net
           of federal benefit                        -       (2.3)       7.6
          Valuation allowance                     47.0          -          -
          Reversal of prior tax accruals         (20.9)         -          -
          Nondeductible expenses and other         (.5)       4.0       (4.0)
                                               -------     ------      -----
          Effective tax rate                      (9.4)%    (33.3)%     38.6%
                                               =======     =======     =====

     The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

                                                      February 1,   February 2,
                                                         2003          2002
                                                         ----          ----
        Deferred tax assets:

          Original issue discount                    $ 24,896,000  $  20,836,000
          Federal NOL carryforwards                     7,100,000              -
          State and local NOL carryforwards             1,400,000      1,900,000
          Reserve for sales returns                     2,202,000      2,603,000
          Other                                         3,873,000      3,826,000
                                                     ------------  -------------
                                                       39,471,000     29,165,000
                                                     ------------  -------------

          Valuation allowance                         (21,046,000)            --
                                                     ------------  -------------
                                                       18,425,000     29,165,000

        Deferred tax liabilities:

          Prepaid catalog and other prepaid expenses   (9,872,000)    (8,841,000)
          Difference in book and tax basis
            for property and equipment                 (3,553,000)    (7,903,000)
                                                     ------------  -------------
                                                      (13,425,000)   (16,744,000)
                                                     ------------  -------------

            Net deferred income tax asset            $  5,000,000  $  12,421,000
                                                     ============  =============

     The Company has significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods. SFAS No. 109 "Accounting for Income Taxes" states that a valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's current and past performance, the market environment in which a company operates, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of our assessment, we established a valuation allowance for the net deferred tax

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

     assets at February 1, 2003. The Company does not expect to recognize any tax benefits in future results of operations until an appropriate level of profitability is sustained.

     The Company has state and local income tax net operating loss carryforwards of varying amounts.

(16) Stock Compensation Plans

     1997 Stock Option Plan

     Under the terms of the 1997 Stock Option Plan, an aggregate of 1,910,000 shares are available for grant to certain key employees or consultants. The options have terms of seven to ten years and become exercisable over a period of five years. Options granted under the Option Plan are subject to various conditions, including under some circumstances, the achievement of certain performance objectives.

     A summary of stock option activity for the 1997 Plan was, as follows:

                                             2002                        2001                       2000
                                             ----                        ----                       ----
                                                     Weighted                   Weighted                    Weighted
                                                     --------                   --------                    --------
                                                      average                    average                     average
                                                      -------                    -------                     -------
                                        Shares exercise price     Shares  exercise price      Shares  exercise price
                                        ------ --------------     ------  --------------      ------  --------------
     Outstanding, beginning of year  1,808,790         $ 9.97  1,788,750          $ 9.15   1,532,800          $ 8.87
     Granted                           395,500           7.64    283,000           14.53     374,700           10.17
     Exercised                              --             --         --              --      (2,000)           6.82
     Cancelled                        (597,560)         10.29   (262,960)           9.31    (116,750)           8.72
                                     ---------         ------  ---------          ------   ---------          ------
     Outstanding, end of year        1,606,730         $ 9.27  1,808,790          $ 9.97   1,788,750          $ 9.15
                                     ---------         ------  ---------          ------   =========          ======
     Options exercisable
        at end of year                 842,340         $ 9.81    728,950          $ 9.21     583,000          $ 9.24
                                    ==========         ======  =========          ======   =========          ======

     2003 Equity Incentive Plan

     In January 2003, the Board of Directors of Holdings approved the adoption of the 2003 Equity Incentive Plan. Under the terms of the 2003 Plan, an aggregate of 4,798,160 shares of common stock are available for award to key employees and consultants in the form of non-qualified stock options and restricted shares as follows:

          . 1,115,812 shares are reserved for the issuance of stock options at an exercise price of $6.82 of fair market value, whichever is greater;

          . 1,115,812 shares are reserved for the issuance of stock options at an exercise price of $25.00 or fair market value, whichever is greater;

          . 1,115,812 shares are reserved for the issuance of stock options at an exercise price of $35.00 or fair market value, whichever is greater;

          . 1,450,724 shares are reserved for the issuance of restricted shares.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

     The options have terms of ten years and become exercisable over the period provided in each grant agreement.

     During fiscal 2002, Holdings granted 836,889 options with an exercise price of $6.82, 1,015,425 options with an exercise price of $25.00 and 1,015,425 options with an exercise price of $35.00, and issued 1,004,266 restricted shares under the 2003 plan.

(17) Subsequent Events

     TPG - MD Investment Loans

     On February 4, 2003, Operating Corp. entered into a credit agreement with TPG-MD Investment, LLC, a related party, which provides for a Tranche A loan to Operating Corp. in an aggregate principal amount of $10.0 million and a Tranche B loan to Operating Corp. in an aggregate principal amount of $10.0 million. The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date. Payment of the loans is subordinated in right of payment to the prior payment of all senior debt and on the same terms as Operating Corp's 10-3/8% senior subordinated notes due 2008.

     Exchange Offer

     On April 4, 2003, Holdings commenced through J. Crew Intermediate LLC, its newly formed wholly-owned subsidiary ("Intermediate"), an offer to exchange the outstanding 13 1/8% Senior Discount Debentures due 2008 issued by Holdings for Intermediate's unissued 16.0% Senior Discount Contingent Principal Notes due 2008.

     Holdings will not pay accrued and unpaid interest on the existing debentures on the scheduled interest payment date of April 15, 2003. Rather, Holdings will pay such interest on the settlement date of the exchange offer (which is expected to occur on or about May 6, 2003) together with interest thereon at a rate of 13 1/8% per annum from April 15, 2003 to the settlement date, to the holders of the existing debentures who do not tender their existing debentures in the exchange offer.

     Congress Credit Facility

     The Congress Credit Facility was amended on April 4, 2003 to (a) consent to the formation of J.Crew Intermediate LLC and the Exchange Offer; (b) carve-out a $9.0 million one-time charge for non-current inventory from the EBITDA covenant; (c) modify required EBITDA covenant levels and (d) eliminate the supplemental loan availability in fiscal 2003.

(18) Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets and a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS No. 143 is effective for fiscal years beginning after

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

     June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142., "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS No. 142 eliminated the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires testing at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the statement's effective dated of January 1, 2002. The adoption of these statements in fiscal 2002 did not have any effect on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets and requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

     EITF Issue No. 01-9 "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products" (formerly EITF Issue 00-14) became effective in the first quarter of fiscal 2002. This EITF addresses the accounting for and classification of consideration given to a customer from a vendor in connection with the purchase or promotion of the vendor's product. The adoption of the EITF did not have a significant effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 in the fourth quarter of 2002 did not have an impact on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB statements No. 4, 44, and 64, Amendment of FASB Statement No 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirement for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2003, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years after May 15, 2002. Management has classified the loss from the refinancing of its credit facility in December 2002 as a component of interest expense in the Company's financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

     In November 2002, the FASB issued FASB interpretation ("FIN") No. 45 - "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for periods ending after December 15, 2002.

     In December 2002, the FASB issued SFAS No. 148, - "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 regarding disclosure are effective for fiscal years ending after December 15, 2002. The Company applies APB Opinion No. 25 in accounting for its employee stock option plans.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - and Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after that date. For variable interest entities created before January 31, 2003, the provisions of this interpretation are effective July 1, 2003. The adoption of FIN No. 46 is not expected to have any effect on the Company's financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

(19) Quarterly Financial Information (Unaudited)

                                                           ($ in millions)

                            13 weeks         13 weeks          13 weeks         13 weeks          52 weeks
                               ended            ended             ended            ended             ended
                              5/4/02 (a)       8/3/02           11/2/02           2/1/03 (b)        2/1/03
                              ------           ------           -------           ------            ------
Net sales                    $ 157.9           $160.9            $181.9          $ 231.6           $ 732.3
Gross profit                    67.0             61.0              75.9             83.8             287.7
Net income (loss)            $ (12.1)          $ (7.1)           $  (.7)         $ (20.7)          $ (40.6)

                            13 weeks         13 weeks          13 weeks         14 weeks          53 weeks
                               ended            ended             ended            ended             ended
                              5/5/01           8/4/01           11/3/01           2/2/02            2/2/02
                              ------           ------           -------           ------            ------
Net sales                    $ 158.9           $160.5            $187.1          $ 234.8           $ 741.3
Gross profit                    68.2             60.5              82.8            104.1             315.6
Net income (loss)            $  (9.3)          $ (8.6)           $   .3          $   6.6           $ (11.0)


(a) Net income (loss) includes a pre-tax charge of $4.6 million for severance charges.

(b) Net income (loss) includes (a) pre-tax charges of $7.7 million for severance and other one-time employment related charges, (b) $1.8 million to write-off deferred financing charges in connection with the refinancing of our credit facility (c) a $9,000,000 inventory writedown as a result of the Company's decision to modify its strategy on the disposition of inventory to accelerate inventory clearing at the end of each selling season and (d) a tax provision of $6.5 million on a pre-tax loss of $14.2 million as a result of providing a valuation allowance against deferred tax assets at February 1, 2003.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                             beginning     charged to cost   charged to other                   ending
                                              balance       and expenses         accounts       deductions      balance

                                                                             ($ in thousands)
Inventory reserve
-----------------
 (deducted from inventories)

fiscal year ended:

February 1, 2003                               $8,367         $4,053 (a)        $      --        $    --        $12,420
February 2, 2002                                7,360          1,007 (a)               --             --          8,367
February 3, 2001                                4,447          2,913 (a)               --             --          7,360

Allowance for sales returns
---------------------------
 (included in other current liabilities)

fiscal year ended:
February 1, 2003                               $6,475        $(1,162)(a)        $      --       $     --         $5,313
February 2, 2002                                6,530            (55)(a)               --             --          6,475
February 3, 2001                                5,011          1,519(a)                --             --          6,530

(a) The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period inventory write-downs and sales returns are charged to the statement of operations as incurred.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Crew Operating Corp. and subsidiaries as of February 1, 2003 and February 2, 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                            KPMG LLP

March 25, 2003,
except as to note 15, the date of which is April 4, 2003

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                February 1,             February 2,
                                 Assets                                            2003                    2002
                                 ------                                            ----                    ----
                                                                                          (in thousands)
Current assets:
     Cash and cash equivalents                                                  $   18,895                 $ 16,201
     Merchandise inventories                                                       107,318                  138,918
     Prepaid expenses and other current assets                                      24,886                   27,026
     Refundable income taxes                                                         6,278                       --
                                                                                ----------                 --------
           Total current assets                                                    157,377                  182,145
                                                                                ----------                 --------

Property and equipment - at cost:

     Land                                                                            1,710                    1,610
     Buildings and improvements                                                     11,705                   11,700
     Furniture, fixtures and equipment                                             102,108                  105,292
     Leasehold improvements                                                        182,226                  170,195
     Construction in progress                                                        3,161                    4,903
                                                                                ----------                 --------
                                                                                   300,910                  293,700

     Less accumulated depreciation and amortization                                129,363                  106,427
                                                                                ----------                 --------
                                                                                   171,547                  187,273
                                                                                ----------                 --------

Other assets                                                                        13,646                   12,310
                                                                                ----------                 --------

           Total assets                                                         $  342,570                 $381,728
                                                                                ==========                 ========
                                             Liabilities and Stockholder's Equity
                                             ------------------------------------
Current liabilities:
     Accounts payable                                                           $   54,921                 $ 66,703
     Other current liabilities                                                      56,255                   61,788
     Income taxes payable                                                            2,978                   10,109
     Deferred income taxes                                                             910                    5,604
                                                                                ----------                 --------

           Total current liabilities                                               115,064                  144,204
                                                                                ----------                 --------

Long-term debt                                                                     150,000                  150,000
                                                                                ----------                 --------

Deferred credits and other long-term liabilities                                    65,141                   67,235
                                                                                ----------                 --------

Due to J.Crew Group, Inc.                                                            2,040                    1,142
                                                                                ----------                 --------

Stockholder's equity                                                                10,325                   19,147
                                                                                ----------                 --------

           Total liabilities and stockholder's equity                           $  342,570                 $381,728
                                                                                ==========                 ========

See accompanying notes to consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                           Years ended
                                                                                           -----------
                                                                            February 1,     February 2,    February 3,
                                                                            -----------     ----------     -----------
                                                                               2003            2002           2001
                                                                               ----            ----           ----
                                                                                          (in thousands)
Revenues:

   Net sales                                                                $732,279        $741,280       $ 787,658
   Other                                                                      34,103          36,660          38,317
                                                                            --------        --------       ---------
                                                                             766,382         777,940         825,975

Operating costs and expenses:

   Cost of goods sold, including buying and occupancy
     costs                                                                   478,700         462,371         463,909
   Selling, general and administrative expenses                              291,054         294,907         301,216
   Write down of assets and other charges in
     connection with discontinuance of Clifford & Wills                           --               -           4,130
                                                                            --------        --------       ---------
                                                                             769,754         757,278         769,255
                                                                            --------        --------       ---------

         Income/(loss) from operations                                        (3,372)         20,662          56,720

Interest expense - net                                                        23,200          20,890          22,787

         Income/(loss) before income taxes                                   (26,572)           (228)         33,933

(Provision) benefit for income taxes                                          17,750             167         (12,180)
                                                                            --------        --------       ---------

         Net income/(loss)                                                  $ (8,822)       $    (61)      $  21,753
                                                                            ========        ========       =========

See accompanying notes to consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                            Years ended
                                                                            -----------
                                                            February 1,     February 2,     February 3,
                                                            -----------     -----------     -----------
                                                               2003             2002           2001
                                                               ----             ----           ----
                                                                           (in thousands)
Cash flows from operating activities:
Net income/(loss)                                           $  (8,822)       $    (61)      $  21,753
Adjustments to reconcile net income/(loss) to net cash
  provided by operating activities:
     Depreciation and amortization                             34,451          31,718          22,600
     Amortization of deferred financing costs                   4,202           1,770           2,548
     Deferred income taxes                                     (4,694)          1,873           4,706
     Non-cash compensation expense                             (1,053)            913              --
     Write down of assets and other charges
       in connection with discontinued catalog                     --              --           4,130
Changes in operating assets and liabilities:
  Merchandise inventories                                      31,600           1,749         (10,739)
  Prepaid expenses and other current assets                     2,140          (3,286)          6,343
  Other assets                                                 (2,470)         (3,416)         (2,781)
  Net assets held for disposal                                     --              --           4,797
  Accounts payable                                            (11,782)         16,998           8,754
  Other liabilities                                            (3,835)        (13,671)          5,407
  Income taxes payable                                        (13,409)         (8,741)          2,894
                                                            ---------        --------       ---------
     Net cash provided by operating activities                 26,368          25,846          70,412
                                                            ---------        --------       ---------
Cash flows from investing activities:
  Capital expenditures                                        (26,920)        (61,862)        (55,694)
  Proceeds from construction allowances                         6,502          19,287          13,519
                                                            ---------        --------       ---------
     Net cash used in investing activities                    (20,418)        (42,575)        (42,175)
                                                            ---------        --------       ---------
Cash flows from financing activities:
  Costs incurred in refinancing Credit Facility                (3,256)             --              --
  Repayment of long-term debt                                      --              --         (34,000)
                                                            ---------        --------       ---------
     Net cash used in financing activities                     (3,256)             --         (34,000)
                                                            ---------        --------       ---------
  Increase (decrease) in cash and cash equivalents              2,694         (16,729)         (5,763)
Cash and cash equivalents at beginning of year                 16,201          32,930          38,693
                                                            ---------        --------       ---------
Cash and cash equivalents at end of year                    $  18,895        $ 16,201       $  32,930
                                                            =========        ========       =========

See accompanying notes to consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

(1) Nature Of Business And Summary Of Significant Accounting Policies

     (a) Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of J. Crew Operating Corp. ("Operating Corp.") and its wholly-owned subsidiaries (collectively, the "Company"). Operating Corp. is a wholly owned subsidiary of J.Crew Group, Inc. ("Holdings"). All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Business

         The Company designs, contracts for the manufacture of, markets and distributes men's and women's apparel, shoes and accessories under the J.Crew brand name. The Company's products are marketed, primarily in the United States, through various channels of distribution, including retail and factory stores, catalogs, and the Internet. The Company is also party to a licensing agreement which grants the licensee exclusive rights to use the Company's trademarks in connection with the manufacture and sale of products in Japan. The license agreement provides for payments based on a specified percentage of net sales.

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

     (c) Segment Information

         The Company operates in one reportable business segment. All of the Company's identifiable assets are located in the United States. Export sales are not significant.

     (d) Fiscal Year

         The Company's fiscal year ends on the Saturday closest to January 31. The fiscal years 2002, 2001, and 2000 ended on February 1, 2003 (52 weeks), February 2, 2002 (52 weeks), and February 3, 2001 (53 weeks).

     (e) Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $11,224,000 and $7,895,000 at February 1, 2003 and February 2, 2002, are stated at cost, which approximates market value.

     (f) Merchandise Inventories

         Merchandise inventories are stated at the lower of average cost or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

     (g) Advertising and Catalog Costs

         Direct response advertising which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. The Company accounts for catalog costs in accordance with the AICPA Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. Deferred catalog costs, included in prepaid expenses and other current assets, as of February 1, 2003 and February 2, 2002 were $6,197,000 and $7,959,000. Catalog costs, which are reflected in selling and administrative expenses, for the fiscal years 2002, 2001, and 2000 were $56,695,000, $65,477,000 and $69,000,000.

         All other advertising costs, which are not significant, are expensed as incurred.

     (h) Property and Equipment

         Property and equipment are stated at cost and are depreciated over the estimated useful lives by the straight-line method. Buildings and improvements are depreciated over estimated useful lives of twenty years. Furniture, fixtures and equipment are depreciated over estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized over the shorter of their useful lives or related lease terms.

         Significant systems development costs are capitalized and amortized on a straight-line basis over periods ranging from three to five years. Approximately $.6 million and $8.5 million of system development costs were capitalized in fiscal years 2002 and 2001.

         The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized over the term of the related lease.

     (i) Debt Issuance Costs

         Debt issuance costs (included in other assets) of $5,435,000 and $5,195,000 at February 1, 2003 and February 2, 2002 are amortized over the term of the related debt agreements.

     (j) Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This statement requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities.

     (k) Revenue Recognition

         Revenue is recognized for catalog and internet sales when merchandise is shipped to customers and at the time of sale for retail sales. The Company accrues a sales return allowance for estimated returns of merchandise

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

         subsequent to the balance sheet date that relate to sales prior to the balance sheet date. Amounts billed to customers for shipping and handling fees related to catalog and internet sales are included in other revenues at the time of shipment.

     (l) Store Preopening Costs

         Costs associated with the opening of new retail and outlet stores are expensed as incurred.

     (m) Derivative Financial Instruments

         Derivative financial instruments are used by the Company from time to time to manage its interest rate and foreign currency exposures. For interest rate swap agreements, the net interest paid is recorded as interest expense on a current basis. Gains or losses resulting from market fluctuations are not recognized. The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations.

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

     (p) Stock Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation expense is not recorded for options granted if the option price is equal to or in excess of the fair market price at the date of grant. If the Company had adopted the fair value recognition provisions of SFAS No. 123, the effect on net income would not be material.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

(2)      Events of September 11, 2001

         The terrorist events of September 11, 2001 resulted in the destruction of the Company's retail store located at the World Trade Center in New York City, resulting in the loss of inventories and store fixtures, equipment and leasehold improvements. These losses and the resulting business interruption are covered by insurance policies maintained by the Company.

         The statement of operations for the year ended February 2, 2002 included losses of $1.9 million relating to inventories and stores fixtures, equipment and leasehold improvements. Insurance recoveries in fiscal 2001 were recorded to the extent of the losses recognized. The statement of operations for the year ended February 1, 2003 includes a gain of $1,420,000, as a result of additional insurance recoveries during fiscal 2002. This gain was classified as a reduction of selling, general and administrative expenses. Additional insurance recoveries, which may be received in the future including recoveries for business interruption, will be recorded at the time of settlement.

(3)      Disposal of a Business

         In 1998, management of the Company made a decision to exit the catalog and outlet store operations of Clifford & Wills ("C&W"). Revenues and expenses of C&W for fiscal 2000 were not material and as a result have been netted in the accompanying consolidated statements of operations.

         In February 2000, the Company sold certain intellectual property assets to Spiegel Catalog Inc. for $3.9 million. In connection with this sale the Company agreed to cease the fulfillment of catalog orders but retained the right to operate C&W outlet stores and conduct other liquidation sales of inventories through December 31, 2000. After consideration of the proceeds from the sale of assets and other terms of the agreement the Company provided $4,000,000 to write down inventories to net realizable value as of January 29, 2000. At February 3, 2001, the Company determined that the realizable value of the remaining net assets of C&W, primarily inventories, was less than their carrying amounts and an additional charge of $4,130,000 was taken.

(4)      Other Current Liabilities

         Other current liabilities consist of:

                                                                     February 1,     February 2,
                                                                        2003            2002
                                                                        ----            ----
         Customer liabilities                                        $ 9,993,000     $11,381,000
         Accrued catalog and marketing costs                           2,536,000       3,655,000
         Taxes, other than income taxes                                2,670,000       2,930,000
         Accrued interest                                              4,390,000       4,690,000
         Accrued occupancy                                             1,024,000       1,036,000
         Reserve for sales returns                                     5,313,000       6,475,000
         Accrued compensation                                          7,475,000       1,697,000
         Other                                                        22,854,000      29,924,000
                                                                    ------------    ------------
                                                                     $56,255,000     $61,788,000
                                                                    ------------    ------------

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

(5)      Lines of Credit

         On December 23, 2002 the Company entered into a Loan and Security Agreement with Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent, and a syndicate of lenders which provides for a maximum credit availability of up to $180.0 million (the "Congress Credit Facility"). The Congress Credit Facility replaced a revolving credit facility which was scheduled to expire in October 2003.

         The Congress Credit Facility provides for revolving loans of up to $160.0 million; supplemental loans of up to $20.0 million each year during the period from April 15 to September 15; and letter of credit accommodations. The Congress Credit Facility expires in December 2005. The total amount of availability is subject to limitations based on specified percentages of eligible receivables, inventories and real property. Real property availability is limited to $5.8 million and will be reduced at a rate of $97,000 per month commencing June 1, 2003.

         Borrowings are secured by a perfected first priority security interest in all the assets of the Company's subsidiaries and bear interest, at the Company's option, at the prime rate plus 0.5% or the Eurodollar rate plus 2.5%. Supplemental loans bear interest at the prime rate plus 3.0%.

         The Congress Credit Facility includes restrictions, including the incurrence of additional indebtedness, the payment of dividends and other distributions, the making of investments, the granting of loans and the making of capital expenditures. The Company is required to maintain minimum levels of earnings before interest, taxes, depreciation, amortization and certain non-cash items, ("EBITDA") if excess availability is less than $15.0 million for any 30 consecutive day period.

         The Congress Credit Facility was amended on February 7, 2003 to provide for an exclusion from the definition of consolidated net income of severance and other one-time employment-related charges of up to $6.7 million in the last quarter of fiscal 2002 and $3.0 million in the first quarter of fiscal 2003.

         Maximum borrowings under revolving credit agreements were $63,000,000, $95,000,000 and $34,000,000 during fiscal years 2002, 2001 and 2000 and average borrowings were $40,400,000, $43,100,000 and $9,800,000. There were no borrowings outstanding at February 1, 2003 and February 2, 2002.

         Outstanding letters of credit established primarily to facilitate international merchandise purchases at February 1, 2003 and February 2, 2002 amounted to $45,900,000 and $46,300,000.

(6)      Long-Term Debt

         Long term debt consists of:

                                                                   February 1,      February 2,
                                                                      2003             2002
                                                                      ----             ----
         10-3/8% senior subordinated notes                        $150,000,000     $150,000,000
                                                                  ============     ============

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

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

(7)      Commitments and Contingencies

         (a)  Operating Leases

              As of February 1, 2003, the Company was obligated under various long-term operating leases for retail and outlet stores, warehouses, office space and equipment requiring minimum annual rentals. These operating leases expire on varying dates through 2014. At February 1, 2003 aggregate minimum rentals in future periods are, as follows:

               Fiscal year                                     Amount
               -----------                                     ------
                  2003                                     52,372,000
                  2004                                     49,867,000
                  2005                                     47,396,000
                  2006                                     45,192,000
                  2007                                     43,636,000

                  Thereafter                              143,875,000

              Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

              Rent expense for fiscal 2002, 2001, and 2000 was $50,403,000, $46,573,000 and $45,138,000 including contingent rent based on store sales of $1,187,000, $1,023,000, and $1,974,000.

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

(8)      Employee Benefit Plan

         The Company has a thrift/savings plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company's contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the thrift/savings plan were $1,834,000, $1,334,000 and $1,241,000 for fiscal 2002, 2001 and
         2000.

(9)      License Agreement

         The Company has a licensing agreement through January 2005 with Itochu Corporation, a Japanese trading company. The agreement permits Itochu to distribute J. Crew merchandise in Japan. The Company earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 2002, 2001, and 2000 was $2,280,000, $2,560,000 and $3,020,000.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

(10)     Interest Expense - Net

         Interest expense, net consists of the following:

                                                                        2002             2001              2000
                                                                        ----             ----              -----
               Interest expense                                      $19,027,000      $19,415,000       $20,780,000
               Amortization of deferred financing costs                4,202,000        1,770,000         2,548,000
               Interest income                                           (29,000)        (295,000)         (541,000)
                                                                    ------------     ------------      ------------
               Interest expense, net                                 $23,200,000      $20,890,000       $22,787,000
                                                                    ------------     ------------      ------------

         Deferred financing costs of $1,800,000 were written off in connection with the refinancing of our revolving credit facility in December 2002.

(11)     Other Revenues

         Other revenues consist of the following:

                                                                        2002             2001              2000
                                                                        ----             ----              ----
               Shipping and handling fees                           $ 31,823,000     $ 34,100,000      $ 35,297,000
               Royalties                                               2,280,000        2,560,000         3,020,000
                                                                    ------------     ------------      ------------
                                                                    $ 34,103,000     $ 36,660,000      $ 38,317,000
                                                                    ============     ============      ============

(12)     Financial Instruments

         The following disclosure about the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The fair value of the Company's long-term debt is estimated to be approximately $138,110,000 and $119,754,000 at February 1, 2003 and February 2, 2002,
         and is based on dealer quotes or quoted market prices of the same or similar instruments. The carrying amount of long-term debt was $150,000,000 at February 1, 2003 and February 2, 2002. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, notes payable-bank, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

(13)     Income Taxes

         The income tax provision/benefit consists of:

                                                                        2002             2001              2000
                                                                        ----             ----              ----
         Current:

             Foreign                                              $      193,000     $    260,000      $    300,000
             Federal                                                 (13,449,000)      (2,400,000)        6,253,000
             State and local                                             200,000          100,000           920,000
                                                                  --------------     ------------      ------------
                                                                     (13,056,000)      (2,040,000)        7,473,000
                                                                  --------------     ------------      ------------
         Deferred                                                     (4,694,000)       1,873,000         4,707,000
                                                                  --------------     ------------      ------------
                 Total                                            $  (17,750,000)    $   (167,000)     $ 12,180,000
                                                                  ==============     ============      ============

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

         A reconciliation between the provision/(benefit) for income taxes based on the U.S. Federal statutory rate and the Company's effective rate is as follows.

                                                                        2002            2001           2000
                                                                      --------        --------       --------
              Federal income tax rate                                    (35.0)%         (35.0)%         35.0%
              State and local income taxes, net
                 of federal benefit                                         --           134.6            3.2
              Reversal of prior year tax accruals                        (38.6)             --             --
              Nondeductible expenses and other                             6.8          (172.8)          (2.3)
                                                                      --------        --------       --------
              Effective tax rate                                         (66.8)%         (73.2)%         35.9%
                                                                      ========        ========       ========

         The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

                                                                           February 1,       February 2,
                                                                              2003              2002
                                                                          ------------      ------------
         Deferred tax assets:

              Federal NOL carryforwards                                   $  5,040,000      $         --
              State and local NOL carryforwards                              1,400,000         1,900,000
              Reserve for sales returns                                      2,202,000         2,603,000
              Other                                                          3,873,000         6,637,000
                                                                          ------------      ------------
                                                                            12,515,000        11,140,000
                                                                          ------------      ------------

         Deferred tax liabilities:

              Prepaid catalog and other prepaid expenses                    (9,872,000)       (8,841,000)
              Difference in book and tax basis
                  for property and equipment                                (3,553,000)       (7,903,000)
                                                                          ------------      ------------
                                                                           (13,425,000)      (16,744,000)
                                                                          ------------      ------------

                Net deferred income tax liabilities                       $   (910,000)     $ (5,604,000)
                                                                          ============      ============

         The Company has state and local income tax net operating loss carryforwards of varying amounts.

(14)     Stock Compensation Plans

         1997 Stock Option Plan

         Under the terms of the 1997 Stock Option Plan, an aggregate of 1,910,000 shares are available for grant to certain key employees or consultants. The options have terms of seven to ten years and become exercisable over a period of five years. Options granted under the Option Plan are subject to various conditions, including under some circumstances, the achievement of certain performance objectives.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

         A summary of stock option activity for the 1997 Plan was, as follows:

                                                       2002                       2001                       2000
                                                       ----                       ----                       ----
                                                            Weighted                   Weighted                    Weighted
                                                            --------                   --------                    --------
                                                             average                    average                     average
                                                             -------                    -------                     -------
                                                            exercise                   exercise                    exercise
                                                            --------                   --------                    --------
                                              Shares         price        Shares        price         Shares        price
                                            ----------      -------     ----------     -------       ---------     --------
         Outstanding, beginning of year      1,808,790      $  9.97      1,788,750     $  9.15       1,532,800     $   8.87

         Granted                               395,500         7.64        283,000       14.53         374,700        10.17

         Exercised                                  --           --             --          --          (2,000)        6.82

         Cancelled                            (597,560)       10.29       (262,960)       9.31        (116,750)        8.72
                                            ----------      -------     ----------     -------       ---------     --------
         Outstanding, end of year            1,606,730      $  9.27      1,808,790     $  9.97       1,788,750     $  9.15
                                            ----------      -------     ----------     -------       =========     ========

         Options exercisable
            at end of year                     842,340      $  9.81        728,950     $  9.21         583,000     $   9.24
                                            ==========      =======     ==========     =======       =========     ========

         2003 Equity Incentive Plan

         In January 2003, the Board of Directors of Holdings approved the adoption of the 2003 Equity Incentive Plan. Under the terms of the 2003 Plan, an aggregate of 4,798,160 shares of common stock are available for award to key employees and consultants in the form of non-qualified stock options and restricted shares as follows:

              . 1,115,812 shares are reserved for the issuance of stock options at an exercise price of $6.82 of fair market value, whichever is greater;

              . 1,115,812 shares are reserved for the issuance of stock options at an exercise price of $25.00 or fair market value, whichever is greater;

              . 1,115,812 shares are reserved for the issuance of stock options at an exercise price of $35.00 or fair market value, whichever is greater;

              . 1,450,724 shares are reserved for the issuance of restricted shares.

         The options have terms of ten years and become exercisable over the period provided in each grant agreement.

         During fiscal 2002, Holdings granted 836,889 options with an exercise price of $6.82, 1,015,425 options with an exercise price of $25.00 and 1,015,425 options with an exercise price of $35.00, and issued 1,004,266 restricted shares under the 2003 plan.


(15)     Stockholder's Equity

                  The Company has authorized 100 shares of common stock par value $1 per share, all of which was issued and outstanding at February 1, 2003 and February 2, 2002.

         A reconciliation of stockholder's equity is, as follows:

                                                Year ended
                                       February 1,         February 2,
                                         2003                2002
                                      -------------        -----------

Balance, beginning of year            $ 19,147,000        $ 19,208,000
Net loss                                (8,822,000)            (61,000)
                                      -------------       ------------
Balance, end of year                  $ 10,325,000        $ 19,147,000
                                      ============        ============

(16)     Subsequent Events

         TPG - MD Investment Loans

                  On February 4, 2003, Operating Corp. entered into a credit agreement with TPG-MD Investment, LLC, a related party, which provides for a Tranche A loan to Operating Corp. in an aggregate principal amount of $10.0 million and a Tranche B loan to Operating Corp. in an aggregate principal amount of $10.0 million. The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date. Payment of the loans is subordinated in right of payment to the prior payment of all senior debt and on the same terms as Operating Corp's 10-3/8% senior subordinated notes due 2008.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

     Exchange Offer

     On April 4, 2003, Holdings commenced through J. Crew Intermediate LLC, its newly formed wholly-owned subsidiary ("Intermediate"), an offer to exchange the outstanding 13 1/8% Senior Discount Debentures due 2008 issued by Holdings for Intermediate's unissued 16.0% Senior Discount Contingent Principal Notes due 2008.

     Holdings will not pay accrued and unpaid interest on the existing debentures on the scheduled interest payment date of April 15, 2003. Rather, Holdings will pay such interest on the settlement date of the exchange offer (which is expected to occur on or about May 6, 2003) together with interest thereon at a rate of 13 1/8% per annum from April 15, 2003 to the settlement date, to the holders of the existing debentures who do not tender their existing debentures in the exchange offer.

     Congress Credit Facility

     The Congress Credit Facility was amended on April 4, 2003 to (a) consent to the formation of J.Crew Intermediate LLC and the Exchange Offer; (b) carve-out a $9.0 million one-time charge for non-current inventory from the EBITDA covenant; (c) modify required EBITDA covenant levels and (d) eliminate the supplemental loan availability in fiscal 2003.

(17) Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets and a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142., "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS No. 142 eliminated the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires testing at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the statement's effective dated of January 1, 2002. The adoption of these statements in fiscal 2002 did not have any effect on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets and requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement requires

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

     that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

     EITF Issue No. 01-9 "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products" (formerly EITF Issue 00-14) became effective in the first quarter of fiscal 2002. This EITF addresses the accounting for and classification of consideration given to a customer from a vendor in connection with the purchase or promotion of the vendor's product. The adoption of the EITF did not have a significant effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 in the fourth quarter of 2002 did not have an impact on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB statements No. 4, 44, and 64, Amendment of FASB Statement No 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirement for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2003, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years after May 15, 2002. Management has classified the loss from the refinancing of its credit facility in December 2002 as a component of interest expense in the Company's financial statements.

     In November, 2002, the FASB issued FASB interpretation ("FIN") No. 45 - "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for periods ending after December 15, 2002.

     In December 2002, the FASB issued No. 148, - "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 regarding disclosure are effective for fiscal years ending after December 15, 2002. The Company applies APB Opinion No. 25 in accounting for its employee stock option plans.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires unconsolidated variable interest entities to be

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Years ended February 1, 2003, February 2, 2002 and February 3, 2001

     consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after that date. For variable interest entities created before January 31, 2003, the provisions of this interpretation are effective July 1, 2003. The adoption of FIN No. 46 is not expected to have any effect on the Company's financial statements.

(17) Quarterly Financial Information (Unaudited)

                                                           ($ in millions)

                            13 weeks         13 weeks          13 weeks         13 weeks          52 weeks
                               ended            ended             ended            ended             ended
                              5/4/02 (a)       8/3/02           11/2/02           2/1/03 (b)        2/1/03
                              ------           ------           -------           ------             ------
Net sales                    $ 157.9          $ 160.9           $ 181.9          $ 231.6           $ 732.3

Gross profit                    67.0             61.0              75.9             83.8             287.7

Net income (loss)            $  (9.1)         $  (4.1)          $   2.1          $   2.3           $  (8.8)

                            13 weeks         13 weeks          13 weeks         14 weeks          53 weeks
                               ended            ended             ended            ended             ended
                              5/5/01           8/4/01           11/3/01           2/2/02            2/2/02
                              ------           ------           -------           ------            ------
Net sales                    $ 158.9          $ 160.5           $ 187.1          $ 234.8           $ 741.3

Gross profit                    68.2             60.5              82.8            104.1             315.6

Net income (loss)            $  (7.1)         $  (6.1)          $   2.7          $  10.4           $   (.1)

(a) Net income (loss) includes a pre-tax charge of $4.6 million for severance charges.

(b) Net income (loss) includes pre-tax charges of (a) $7.7 million for severance and other one-time employment related charges, (b) $1.8 million to write-off deferred financing charges in connection with the refinancing of our credit facility and (c) a $9,000,000 inventory writedown as a result of the Company's decision to modify its strategy on the disposition of inventory to accelerate inventory clearing at the end of each selling season and (d) a tax benefit of $11.8 million on a pre-tax loss of $9.5 million as a result of the reversal of $10.3 million of prior year tax accruals at February 1, 2003.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                             beginning    charged to cost   charged to other                  ending
                                              balance      and expenses         accounts       deductions     balance

                                                                             ($ in thousands)
Inventory reserve
-----------------
 (deducted from inventories)

fiscal year ended:

February 1, 2003                              $ 8,367       $ 4,053 (a)        $      --          $    --    $ 12,420

February 2, 2002                                7,360         1,007 (a)               --               --       8,367

February 3, 2001                                4,447         2,913 (a)               --               --       7,360

Allowance for sales returns
---------------------------
 (included in other current liabilities)

fiscal year ended:

February 1, 2003                              $ 6,475       $(1,162)(a)        $      --          $    --    $  5,313

February 2, 2002                                6,530           (55)(a)               --               --       6,475

February 3, 2001                                5,011         1,519 (a)               --               --       6,530

(a) The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period inventory write-downs and sales returns are charged to the statement of operations as incurred.

                                  EXHIBIT INDEX

                      Articles of Incorporation and By-Laws

3.1 Restated Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, File No. 333-42427, filed December 16, 1997 (the "Group Registration Statement").

3.2 By-laws of J. Crew Group, Inc., as amended. Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

3.3 Certificate of Incorporation of J.Crew Operating Corp., as amended. Incorporated by reference to Exhibits 3.1 and 3.2 to the Company's Registration Statement on Form S-4, File No. 333-4243, filed December 16, 1997 (the "Operating Registration Statement").

3.4 By-laws of J.Crew Operating Corp., as amended. Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1998 and Exhibit 3.14 to the Operating Registration Statement.

    Instruments Defining the Rights of Security Holders, Including Indentures

4.1 Indenture, dated as of October 17, 1997, between J.Crew Group, Inc. and State Street Bank and Trust Company. Incorporated by reference to
          Exhibit 4.3 to the Group Registration Statement.

4.2 Indenture, dated as of October 17, 1997, between J.Crew Operating Corp. and State Street Bank and Trust Company. Incorporated by reference to Exhibit 4.1 to the Operating Registration Statement.

4.3 Registration Rights Agreement, dated as of October 17, 1997, by and among the Company, Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. Incorporated by reference to Exhibit 4.10 to the Group Registration Statement.

4.4 Stockholders' Agreement, dated as of October 17, 1997, between the Company and the Stockholder signatories thereto. Incorporated by reference to Exhibit 4.1 to the Group Registration Statement.

4.5(a) Stockholders' Agreement, dated as of October 17, 1997, among the Company, TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 10.1 to the Group Registration Statement.

4.5(b) Amendment to Stockholders' Agreement, dated as of February 3, 2003, among the Company, TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on February 7, 2003.

4.6* Stockholders' Agreement, dated as of September 9, 2002, between the Company, TPG Partners II, L.P. and Kenneth Pilot.

4.7 Stockholders' Agreement, dated as of January 24, 2003, among the Company, TPG Partners II, L.P. and Millard S. Drexler. Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on February 3, 2003.

4.8 Stockholders' Agreement, dated as of February 20, 2003, among the Company, TPG Partners II, L.P. and Jeffrey A. Pfeifle. Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on February 26, 2003.

4.9 Stockholders' Agreement, dated as of February 12, 2003, among the Company, TPG Partners II, L.P. and Scott Gilbertson. Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on February 14, 2003.

                               Material Contracts

10.1(a) Loan and Security Agreement, dated as of December 23, 2002, by and among J. Crew Operating Corp., J. Crew Inc., Grace Holmes, Inc. and H.F.D. No. 55, Inc. as Borrowers, J. Crew Group, Inc. and J. Crew International, Inc. as Guarantors, Wachovia Bank, National Association as Arranger, Congress Financial Corporation as Administrative and

          Collateral Agent, and the Lenders. Incorporated by reference to
          Exhibit 10.1 of the Company's Form 8-K filed on December 27, 2002.

10.1(b) Amendment No. 1, dated as of February 7, 2003, to the Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 14, 2003.

10.1(c) Amendment No. 2, dated as of April 4, 2003, to the Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on April 8, 2003.

10.2 Credit Agreement, dated as of February 4, 2003, by and between J. Crew Group, Inc., J. Crew Operating Corp., and certain subsidiaries thereof, and TPG-MD Investment, LLC. Incorporated by reference to
          Exhibit 10.1 of the Company's Form 8-K filed on February 7, 2003.

          Management Contracts and Compensatory Plans and Arrangements

10.3 Amended and Restated J. Crew Group, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended August 3, 2002.


10.4*     J. Crew Group, Inc. 2003 Equity Incentive Plan.


10.5(a) Employment Agreement, dated May 3, 1999, between the Company and Mark Sarvary. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended May 1, 1999.

10.5(b) Letter Agreement, dated August 9, 1999, between the Company and Mark Sarvary. Incorporated by reference to Exhibit 10.5(b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

10.5(c) Letter Agreement, dated January 15, 2002, between the Company and Mark Sarvary. Incorporated by reference to Exhibit 10.5(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

10.5(d)* Separation Agreement, dated April 29, 2002, between the Company and Mark Sarvary.


10.6(a) Employment Agreement, dated May 17, 2001, between the Company and Michael Scandiffio. Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

10.6(b)* Separation Agreement, dated October 17, 2002, between the Company and Michael Scandiffio.


10.7(a) Employment Agreement, dated December 12, 2001, between the Company and Blair Gordon. Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

10.7(b)* Separation Agreement, dated January 30, 2003, between the Company and Blair Gordon.


10.8(a) Employment Agreement, dated August 26, 2002, between the Company and Kenneth Pilot. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended August 3, 2002.

10.8(b)* Separation Agreement, dated January 29, 2003, between the Company and Kenneth Pilot.

10.9* Services Agreement, dated January 24, 2003, between the Company, Millard S. Drexler, Inc. and Millard S. Drexler.

10.10* Employment Agreement, dated January 24, 2003, between the Company and Jeffrey A. Pfeifle.

10.11* Employment Agreement, dated January 27, 2003, between the Company and Scott Gilbertson.

10.12* Separation Agreement, dated March 7, 2003, between the Company and Walter Killough.

                                 Other Exhibits

21.1*     Subsidiaries of J. Crew Group, Inc.

23.1*     Consent of KPMG LLP, Independent Auditors.

99.1*     Certification of Chief Executive Officer, pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

99.2*     Certification of Chief Financial Officer, pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

_____________
* Filed herewith