Form 10-Q
period 2003-05-03
J CREW OPERATING CORP; J CREW GROUP INC
filed 2003-06-04
CIK 1051425, 1051251

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 3, 2003

IRS Employer        Exact name of Registrant, State of Incorporation;
Identification No.  Address of Principal Executive Offices; and Telephone Number

22-2894486                     J. Crew Group, Inc.
                            (A New York corporation)
                                  770 Broadway
                            New York, New York 10003
                                 (212) 209-2500

22-3540930                   J. Crew Operating Corp.
                            (A Delaware corporation)
                                  770 Broadway
                            New York, New York 10003
                                 (212) 209-2500

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes x No __
                                                   ---

The number of shares of Common Stock outstanding of each of the issuers as of May 23, 2003

      J. Crew Group, Inc.
              12,870,373 shares of Common Stock, par value $.01 per share

      J. Crew Operating Corp.
              100 shares of Common Stock, par value $.01 per share (all of which are owned beneficially and of record by J.Crew Group, Inc.)

This combined Form 10-Q is separately filed by each of J. Crew Group, Inc and J. Crew Operating Corp. The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

J. Crew Operating Corp. meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         Part I - Financial Information

Item I. Financial Statements

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                          May 3,            February 1,
                                 Assets                                    2003                2003
                                 ------                                    ----                ----
                                                                       (unaudited)
                                                                                (in thousands)
Current assets:
    Cash and cash equivalents                                          $   19,876           $   18,895
    Merchandise inventories                                               100,254              107,318
    Prepaid expenses and other current assets                              20,196               24,886
    Refundable income taxes                                                 6,278                6,278
                                                                       ----------           ----------

         Total current assets                                             146,604              157,377
                                                                       ----------           ----------

Property and equipment - at cost                                          302,385              300,910
         Less accumulated depreciation and amortization                  (138,781)            (129,363)
                                                                       ----------           ----------
                                                                          163,604              171,547
                                                                       ----------           ----------

Deferred income tax assets                                                  5,000                5,000
Other assets                                                               14,959               14,954
                                                                       ----------           ----------
         Total assets                                                  $  330,167           $  348,878
                                                                       ==========           ==========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
    Current portion of long-term debt                                  $    1,164           $       --
    Accounts payable and other current liabilities                         84,552              116,384
    Federal and state income taxes                                          2,777                2,978
                                                                       ----------           ----------

         Total current liabilities                                         88,493              119,362
                                                                       ----------           ----------

Deferred credits and other long-term liabilities                           63,660               65,141
                                                                       ----------           ----------

Long-term debt                                                            325,256              292,000
                                                                       ----------           ----------

Redeemable preferred stock                                                273,645              264,038
                                                                       ----------           ----------

Stockholders' deficit                                                    (420,887)            (391,663)
                                                                       ----------           ----------

         Total liabilities and stockholders' deficit                   $  330,167           $  348,878
                                                                       ==========           ==========

See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                       Thirteen weeks ended
                                                                    May 3,             May 4,
                                                                    ------             -----
                                                                     2003               2002
                                                                     ----               ----
                                                                            (unaudited)
                                                                          (in thousands)
Revenues:
    Net sales                                                    $ 152,592         $ 157,883
    Other                                                            8,903             9,169
                                                                 ---------         ---------
                                                                   161,495           167,052
                                                                 ---------         ---------

Cost of goods sold including buying and occupancy costs            105,581           100,087

Selling, general and administrative expenses                        65,779            75,947
                                                                 ---------         ---------

                  Loss from operations                              (9,865)           (8,982)

Interest expense - net                                              (9,762)           (9,593)
                                                                 ---------         ---------

                   Loss before income taxes                        (19,627)          (18,575)

Income tax benefit                                                      --             6,500
                                                                 ---------         ---------

                   Net loss                                      $ (19,627)        $ (12,075)
                                                                 =========         =========

See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                                                             Thirteen weeks ended

                                                                            May 3,          May 4,
                                                                             2003            2002
                                                                             ----            ----
                                                                                 (unaudited)
                                                                               (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                                  $ (19,627)    $  (12,075)

Adjustments to reconcile net loss to net cash used in
 operating activities:
     Depreciation and amortization                                            7,818          8,224
     Amortization of deferred financing costs                                   467            793
     Non cash compensation expense                                               10            305
     Non cash interest expense                                                4,184          4,267

Changes in operating assets and liabilities:

     Merchandise inventories                                                  7,064         (4,487)
     Prepaid expenses and other current assets                                4,690          2,058
     Other assets                                                              (113)        (1,307)
     Accounts payable and other liabilities                                 (27,255)       (36,901)
     Federal and state income taxes                                            (201)        (6,895)
                                                                          ---------     ----------

     Net cash used in operating activities                                  (22,963)       (46,018)
                                                                          ---------     ----------

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                                    (2,476)       (12,067)
     Proceeds from construction allowances                                    1,000          2,190
                                                                          ---------     ----------

     Net cash used in investing activities                                   (1,476)        (9,877)
                                                                          =========     ==========

CASH FLOW FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                                             --         55,000
     Additional long term debt                                               25,820             --
     Costs incurred in connection with debt financing                          (400)            --
                                                                          ---------     ----------
     Net cash provided by financing activities                               25,420         55,000
                                                                          ---------     ----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                981           (895)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              18,895         16,201
                                                                          ---------     ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $  19,876     $   15,306
                                                                          =========     ==========

NON-CASH FINANCING ACTIVITIES:

     Dividends on preferred stock                                         $   9,607     $    8,356
                                                                          =========     ==========

     Interest payable on 13 1/8% Senior Discount Debentures
     at February 1, 2003 capitalized and added to the principal
     amount of debt                                                       $   4,416     $       --
                                                                          =========     ==========

See notes to unaudited condensed consolidated financial statements.

                       J.CREW GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Thirteen weeks ended May 3, 2003 and May 4, 2002

1.  Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Group, Inc. and its wholly-owned subsidiaries (collectively, "Holdings"). All significant intercompany balances and transactions have been eliminated in consolidation.

       The condensed consolidated balance sheet as of May 3, 2003 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 3, 2003 and May 4, 2002 have been prepared by Holdings and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position of Holdings, the results of its operations and cash flows have been made.

       Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Holdings consolidated financial statements for the fiscal year ended February 1, 2003.

       The results of operations for the thirteen-week period ended May 3, 2003 are not necessarily indicative of the operating results for the full fiscal year.

2.  Exchange Offer

       On May 6, 2003, Holdings (through its wholly owned subsidiary, J.Crew Intermediate LLC ("Intermediate")) completed an offer to exchange 16% Senior Discount Contingent Principal Notes due 2008 of Intermediate (new notes) for its outstanding 13 1/8% Senior Discount Debentures due 2008 (existing debentures). Approximately 85% of the existing debentures were tendered for exchange.

       Intermediate exchanged $76,256,000 fair value of new notes for $120,333,000 face amount of existing debentures. The debt issuance discount of $44,077,000 will be accreted to the principal amount over the life of the new notes as additional interest expense. A net gain on exchange of debt of approximately $41 million will be included in the results of operations in the second quarter.

       Interest from October 15, 2002 through May 5, 2003 was paid on the existing debentures not exchanged at 13 1/8%. Interest from October 15, 2002 through May 5, 2003 on the existing debentures exchanged was added to the principal amount of the existing debentures at 16%.

       The new notes bear interest at 16% payable in arrears on May 15 and November 15. Interest from date of issuance through November 15, 2005 will be added to the principal amount of the new notes. Effective November 15, 2005, interest will accrue and become payable on each May 15 and November 15 thereafter through May 15, 2008.

       Commencing on May 15, 2004 and on each May 15 through May 15, 2008, the accreted value of the new notes will be increased by 10% of EBITDA in excess of $50.0 million for the immediately preceding fiscal year.

                       J.CREW GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Thirteen weeks ended May 3, 2003 and May 4, 2002

3.    Debt Financing

          (a) On February 4, 2003, Holdings and J.Crew Operating Corp. ("Operating Corp.") entered into a credit agreement with TPG-MD Investment, LLC, a related party, which provides for a Tranche A loan to Operating Corp. in an aggregate principal amount of $10.0 million and a Tranche B loan to Operating Corp. in an aggregate principal amount of $10.0 million. The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date. These loans are subordinated in right of payment to the prior payment of all senior debt and are on the same terms as the 10-3/8% Senior Subordinated Notes due 2008 of Operating Corp.

          (b) The Loan and Security Agreement dated December 23, 2002, as amended, by and among Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent, and a syndicate of lenders (the "Congress Credit Facility") was further amended on April 4, 2003 to (a) consent to the formation of J.Crew Intermediate LLC and the exchange offer; (b) carve-out from the EBITDA covenant for fiscal 2002 a $9.0 million one-time charge for non-current inventory; (c) modify required EBITDA covenant levels and (d) eliminate the supplemental loan availability in fiscal 2003.

          (c) On April 8, 2003, Operating Corp. borrowed the real estate availability of $5.8 million under the Congress Credit Facility. This borrowing is repayable at $97,000 per month commencing June 1, 2003.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                                  May 3,          February 1,
                                          Assets                                   2003              2003
                                          ------                                   ----              ----
                                                                                (unaudited)
                                                                                       (in thousands)
Current assets:
     Cash and cash equivalents                                                  $  19,876         $   18,895
     Merchandise inventories                                                      100,254            107,318
     Prepaid expenses and other current assets                                     20,196             24,886
     Refundable income taxes                                                        6,278              6,278
                                                                                ---------         ----------

          Total current assets                                                    146,604            157,377

Property and equipment - at cost                                                  302,385            300,910
          Less accumulated depreciation and amortization                         (138,781)          (129,363)
                                                                                ---------         ----------
                                                                                  163,604            171,547
                                                                                ---------         ----------

Other assets                                                                       13,706             13,646
                                                                                ---------         ----------
          Total assets                                                          $ 323,914         $  342,570
                                                                                =========         ==========

                             Liabilities and Stockholder's Deficit
                             -------------------------------------

Current liabilities:
     Current portion of long-term debt                                          $   1,164         $       --
     Accounts payable and other current liabilities                                83,047            111,176
     Federal and state income taxes                                                 2,777              2,978
     Deferred income tax liabilities                                                  910                910
                                                                                ---------         ----------

          Total current liabilities                                                87,898            115,064
                                                                                ---------         ----------

Deferred credits and other long-term liabilities                                   63,660             65,141
                                                                                ---------         ----------

Long-term debt                                                                    174,906            150,000
                                                                                ---------         ----------

Due to J.Crew Group, Inc.                                                          11,360              2,040
                                                                                ---------         ----------

Stockholder's deficit                                                             (13,910)            10,325
                                                                                ---------         ----------

          Total liabilities and stockholder's deficit                           $ 323,914         $  342,570
                                                                                =========         ==========

See notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                Thirteen weeks ended
                                                                May 3,         May 4,
                                                                ------         ------
                                                                 2003           2002
                                                                 ----           ----
                                                                       (unaudited)
                                                                     (in thousands)
Revenues:

    Net sales                                                 $ 152,592      $ 157,883
    Other                                                         8,903          9,169
                                                              ---------      ---------
                                                                161,495        167,052

Cost of goods sold including buying and occupancy costs         105,581        100,087

Selling, general and administrative expenses                     65,769         75,782
                                                              ---------      ---------

              Loss from operations                               (9,855)        (8,817)

Interest expense - net                                            5,060)        (5,270)
                                                              ---------      ---------

              Loss before income taxes                          (14,915)       (14,087)

Income tax benefit                                                   --          4,900
                                                              ---------      ---------

              Net loss                                        $ (14,915)     $  (9,187)
                                                              =========      =========

See notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                Thirteen weeks ended

                                                               May 3,          May 4,
                                                                2003            2002
                                                                ----            ----
                                                                     (unaudited)
                                                                   (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                      $ (14,915)     $  (9,187)

Adjustments to reconcile net loss to net cash used in
 operating activities:
     Depreciation and amortization                                7,818          8,224
     Amortization of deferred financing costs                       410            737
     Non cash compensation expense                                   --            140
     Non-cash interest expense                                      250             --

Changes in operating assets and liabilities:

     Merchandise inventories                                      7,064         (4,487)
     Prepaid expenses and other current assets                    4,690          2,058
     Other assets                                                  (113)        (1,307)
     Accounts payable and other liabilities                     (27,966)       (36,901)
     Federal and state income taxes                                (201)        (5,295)
                                                              ---------      ---------

     Net cash used in operating activities                      (22,963)       (46,018)
                                                              ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                        (2,476)       (12,067)
     Proceeds from construction allowances                        1,000          2,190
                                                              ---------      ---------

     Net cash used in investing activities                       (1,476)        (9,877)
                                                              ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                                 --         55,000
     Additional long-term debt                                   25,820             --
     Costs incurred in connection with debt financing              (400)            --
                                                              ---------      ---------
     Net cash provided by financing activities                   25,420         55,000
                                                              ---------      ---------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                    981           (895)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  18,895         16,201
                                                              ---------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $  19,876      $  15,306
                                                              =========      =========

NON-CASH FINANCING ACTIVITIES:

     Dividends to J.Crew Group, Inc.                          $   9,320      $      --
                                                              =========      =========

See notes to unaudited condensed consolidated financial statements.

                     J.CREW OPERATING CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Thirteen Weeks Ended May 3, 2003 and May 4, 2002

1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Operating Corp. and its wholly-owned subsidiaries (collectively, "Operating Corp."). All significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated balance sheet as of May 3, 2003 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 3, 2003 and May 4, 2002 have been prepared by Operating Corp. and have not been audited. In the opinion of management all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial position of Operating Corp, the results of its operations and cash flows have been made.

         Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Operating Corp. consolidated financial statements for the fiscal year ended February 1, 2003.

         The results of operations for the thirteen-week period ended May 3, 2003 are not necessarily indicative of the operating results for the full fiscal year.

2.  Debt Financing

         (a) On February 4, 2003, Operating Corp. entered into a credit agreement with TPG-MD Investment, LLC, a related party, which provides for a Tranche A loan to Operating Corp. in an aggregate principal amount of $10.0 million and a Tranche B loan to Operating Corp. in an aggregate principal amount of $10.0 million. The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date. These loans are subordinated in right of payment to the prior payment of all senior debt and are on the same terms as the 10-3/8% Senior Subordinated Notes due 2008 of Operating Corp.

         (b) The Loan and Security Agreement dated December 23, 2002, as amended, by and among Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent, and a syndicate of lenders (the "Congress Credit Facility") was further amended on April 4, 2003 to (a) consent to the formation of J.Crew Intermediate LLC and the exchange offer; (b) carve-out from the EBITDA covenant for fiscal 2002 a $9.0 million one-time charge for non-current inventory; (c) modify required EBITDA covenant levels and (d) eliminate the supplemental loan availability in fiscal 2003.

         (c) On April 8, 2003, Operating Corp. borrowed the real estate availability of $5.8 million under the Congress Credit Facility. This borrowing is repayable at $97,000 per month commencing June 1, 2003.

3. Stockholder's Deficit

     On February 20, 2003, the Board of Directors of Operating Corp. declared a dividend of $9,320,000 payable to J. Crew Group, Inc.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - J.CREW GROUP, INC.

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED MAY 3, 2003 COMPARED TO THIRTEEN WEEKS ENDED MAY 4, 2002.

Revenues for the thirteen weeks ended May 3, 2003 decreased to $161.5 million from $167.1 million in the thirteen weeks ended May 4, 2002, a decrease of 3.4%.

Revenues of J.Crew Retail decreased from $85.7 million in the first quarter of 2002 to $81.8 million in the first quarter of 2003. This decrease was due to a decline of 11.1% in comparable store sales in the first quarter of 2003 offset by sales from stores not open for a full fiscal year. The number of stores open at May 3, 2003 increased to 154 from 143 at May 4, 2002.

Revenues of J.Crew Direct (which consists of the Internet and catalog operations) decreased from $56.2 million in the first quarter of 2002 to $55.0 million in the first quarter of 2003. Revenues from jcrew.com increased to $36.6 million in the first quarter of 2003 from $31.2 million in the first quarter of 2002. Catalog revenues in the first quarter of 2003 decreased to $18.4 million from $25.0 million in the first quarter of 2002, as the Company continues to migrate customers to the Internet.

Revenues of J.Crew Factory decreased from $16.0 million in the first quarter of 2002 to $15.8 million in the first quarter of 2003. There were 42 stores open May 3, 2003 compared to 41 stores at May 4, 2002.

Other revenues, which consist of shipping and handling fees and royalties, decreased to $8.9 million in the first quarter of 2003 from $9.2 million in the first quarter of 2002 due to a decrease in shipping and handling fees.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues from 59.9% in the first quarter of 2002 to 65.4% in the first quarter of 2003. This increase is attributable primarily to a decrease of 440 basis points in merchandise margin. The decrease in merchandise margin resulted from higher sales of prior season's merchandise (at discounted prices) in the first quarter of 2003 compared to the first quarter of 2002 and higher markdowns related to the sale of Spring 2003 merchandise. These results reflect management's new strategy of disposing of slow moving merchandise in season and reducing the amount of merchandise held in its Factory division for disposition in future seasons. Inventories at May 3, 2003 were down 30% from May 4, 2002, despite an additional 11 retail stores. Comparable retail store inventories were down 10%. Management expects that this current trend in merchandise margins will continue through the second quarter.

Selling, general and administrative expenses decreased to $65.8 million in the thirteen weeks ended May 3, 2003 from $75.9 million in the thirteen weeks ended May 4, 2002. This decrease of $10.1 million resulted from a decrease in general and administrative expenses of $8.1 million and a decrease of $2.0 million in selling expense. The decrease in general and administrative expenses resulted from (a) $5.0 million of severance charges relating to headcount reductions and the departure of a former Chief Executive Officer in the first quarter of 2002 compared to $.9 million of severance charges in 2003 and (b) the effect of the cost reduction initiatives implemented in the first quarter of 2002. The reduction in selling expense was due primarily to a decrease in the number of catalog pages circulated in the first quarter of 2003. As a percentage of revenues, selling, general and administrative expenses decreased to 40.7% of revenues in the first quarter of 2003 from 45.5% in the first quarter of 2002.

The increase in interest expense from $9.6 million in the first quarter of 2002 to $9.8 million in the first quarter of 2003 resulted primarily from an increase in the amortization of deferred financing costs and interest expense related to the additional long-term indebtedness in 2003 which exceeded the decrease resulting from the reduction in average short-term borrowings in the first quarter of 2003. There were no short-term borrowings under our short-term credit facility in the first quarter of 2003 compared to average short term borrowings of $35.6 million in the first quarter of 2002.

No tax benefit was attributed to the pre-tax loss in the first quarter of 2003 compared to a 35% benefit in the first quarter of 2002. At February 1, 2003 the Company established a valuation allowance to reduce the net deferred tax assets to their estimated recoverable amount. The Company does not expect to recognize any tax benefits in future results of operations until an appropriate level of profitability is sustained.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations decreased from $46.0 million in the first quarter of 2002 to $23.0 million in the first quarter of 2003. This decrease in cash used in operations resulted primarily from the decrease in working capital requirements in the first quarter 2003 compared to the first quarter of 2002.

Capital expenditures, net of construction allowances, were $1.5 million for the first quarter of 2003 compared to $9.9 million in the first quarter of 2002. Capital expenditures for fiscal year 2003 are expected to be approximately $10 million compared to $20.4 million in fiscal year 2002. Four new stores are planned to open in fiscal 2003 compared to 16 in fiscal 2002.

There were no short-term borrowings under the short term credit facility at May 3, 2003 compared to $55.0 million at May 4, 2002. Long-term indebtedness increased by $25.8 million during the quarter consisting of $20.0 million of notes payable due in 2008 and $5.8 million under the Congress Credit Facility repayable over a period of 60 months commencing June 1, 2003.

On May 6, 2003, the Company (through its wholly-owned subsidiary, J. Crew Intermediate LLC ("Intermediate")) completed an offer to exchange 16% Senior Discount Contingent Principal Notes due 2008 of Intermediate for its outstanding 13 1/8% Senior Discount Debentures due 2008. Approximately 85% of the outstanding debentures were tendered for exchange. The effect of the exchange offer on interest expense in fiscal 2003 will be to increase total interest expense by $2.6 million but decrease cash interest by $15.8 million.

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

SEASONALITY

The Company experiences two distinct selling seasons, spring and fall. The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters. Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season. Approximately 32% of annual net sales in fiscal year 2002 occurred in the fourth quarter. The Company's working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - J.CREW OPERATING CORP.

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED MAY 3, 2003 COMPARED TO THIRTEEN WEEKS ENDED MAY 4, 2002.

Revenues for the thirteen weeks ended May 3, 2003 decreased to $161.5 million from $167.1 million in the thirteen weeks ended May 4, 2002, a decrease of 3.4%.

Revenues of J.Crew Retail decreased from $85.7 million in the first quarter of 2002 to $81.8 million in the first quarter of 2003. This decrease was due to a decline of 11.1% in comparable store sales in the first quarter of 2003, offset by sales from stores not open for a full fiscal year. The number of stores open at May 3, 2003 increased to 154 from 143 at May 4, 2002.

Revenues of J.Crew Direct (which consists of the Internet and catalog operations) decreased from $56.2 million in the first quarter of 2002 to $55.0 million in the first quarter of 2003. Revenues from jcrew.com increased to $36.6 million in the first quarter of 2003 from $31.2 million in the first quarter of 2002. Catalog revenues in the first quarter of 2003 decreased to $18.4 million from $25.0 million in the first quarter of 2002, as the Company continues to migrate customers to the Internet.

Revenues of J.Crew Factory decreased from $16.0 million in the first quarter of 2002 to $15.8 million in the first quarter of 2003. There were 42 stores open May 3, 2003 compared to 41 stores at May 4, 2002.

Other revenues, which consist of shipping and handling fees and royalties, decreased to $8.9 million in the first quarter of 2003 from $9.2 million in the first quarter of 2002 due to a decrease in shipping and handling fees.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues from 59.9% in the first quarter of 2002 to 65.4% in the first quarter of 2003. This increase is attributable primarily to a decrease of 440 basis points in merchandise margin. The decrease in merchandise margin resulted from higher sales of prior season's merchandise (at discounted prices) in the first quarter of 2003 compared to the first quarter of 2002 and higher markdowns related to the sale of Spring 2003 merchandise. These results reflect management's new strategy of disposing of slow moving merchandise in season and reducing the amount of merchandise held in its Factory division for disposition in future seasons. Inventories at May 3, 2003 were down 30% from May 4, 2002, despite an additional 11 stores. Comparable retail store inventories were down 10%. Management expects that this current trend in merchandise margins will continue through the second quarter.

Selling, general and administrative expenses decreased to $65.8 million in the thirteen weeks ended May 3, 2003 from $75.8 million in the thirteen weeks ended May 4, 2002. This decrease of $10.0 million resulted from a decrease in general and administrative expenses of $8.0 million and a decrease of $2.0 million in selling expense. The decrease in general and administrative expenses resulted from (a) $5.0 million of severance charges relating to headcount reductions and the departure of a former Chief Executive Officer in the first quarter of 2002 compared to $.9 million of severance charges in 2003 and (b) the effect of the cost reduction initiatives implemented in the first quarter of 2002. The reduction in selling expense was due primarily to a decrease in the number of catalog pages circulated in the first quarter of 2003. As a percentage of revenues, selling, general and administrative expenses decreased to 40.7% of revenues in the first quarter of 2003 from 45.4% in the first quarter of 2002.

The decrease in interest expense from $5.3 million in the first quarter of 2002 to $5.1 million in the first quarter of 2003 resulted primarily from a decrease in the amortization of deferred financing costs and the reduction in average short-term borrowings in the first quarter of 2003. There were no borrowings under our short-term credit facility in the first quarter of 2003 compared to average borrowings of $35.6 million in the first quarter of 2002.

No tax benefit was attributed to the pre-tax loss in the first quarter of 2003 compared to a 35% benefit in the first quarter of 2002. The Company does not expect to recognize any tax benefits in future results of operations until an appropriate level of profitability is sustained.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise as denominated in yen. The Company has entered into forward foreign exchange contracts from time to time in order to minimize this risk. At May 3, 2003, there were no forward foreign exchange contracts outstanding.

The Company enters into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at May 3, 2003 were approximately $32.2 million.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as provided in Rule 13a - 14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been made know to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

        4.1 Stockholders' Agreement, dated as of January 24, 2003, among the Company, TPG Partners II, L.P. and Millard S. Drexler. Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on February 3, 2003.

        4.2 Letter Agreement, dated February 3, 2003, among the Company, TPG Partners II, L.P. and Emily Woods. Incorporated by reference to
             Exhibit 4.1 to the Company's Form 8-K filed on February 7, 2003.

        4.3 Stockholders' Agreement, dated February 12, 2003, among the Company, TPG Partners II, L.P. and Scott Gilbertson. Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on February 14, 2003.

        4.4 Stockholders' Agreement, dated February 20, 2003, among the Company, TPG Partners II, L.P. and Jeffrey A. Pfeifle. Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on February 26, 2003.

        10.1 Credit Agreement, dated as of February 4, 2003, among the Company, certain subsidiaries thereof and TPG-MD Investment, LLC. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 7, 2003.

        10.2 Amendment No. 1, dated February 7, 2003, to Loan and Security Agreement among the Company, certain subsidiaries thereof and Congress Financial Corporation. Incorporated by reference to
             Exhibit 10.1 to the Company's Form 8-K filed on February 14,
             2003.

        10.3 Amendment No. 2, dated April 4, 2003, to Loan and Security Agreement among the Company, certain subsidiaries thereof and Congress Financial Corporation. Incorporated by reference to
             Exhibit 10.1 to the Company's Form 8-K filed on April 8, 2003.

        99.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes
             - Oxley Act of 2002.

        99.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes
             - Oxley Act of 2002.

        (b)  Reports on Form 8-K.

             The Company filed the following reports on Form 8-K, pursuant to which various documents and agreements were filed by the Company as identified therein during the quarter ended May 3, 2003:

             Date of Report            Item(s) Reported
             --------------            ----------------
             Feb. 3, 2003                   Item 5
             Feb. 7, 2003                   Item 5
             Feb. 14, 2003                  Item 5
             Feb. 26, 2003                  Item 5
             April 4, 2003                  Item 5
             April 8, 2003                  Item 5
             May 2, 2003                    Item 5

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company.

                                           J. CREW GROUP, INC.
                                           (Registrant)

Date: June 4, 2003                         By: /s/ Millard S.Drexler
                                              --------------------------------
                                              Millard S. Drexler
                                              Chairman of the Board and
                                              Chief Executive Officer

Date: June 4, 2003                         By: /s/ Scott M. Rosen
                                              --------------------------------
                                              Scott M. Rosen
                                              Executive Vice-President and
                                              Chief Financial Officer

                                             J. CREW OPERATING CORP.
                                             (Registrant)

Date: June 4, 2003                         By: /s/ Millard S.Drexler
                                              --------------------------------
                                              Millard S. Drexler
                                              Chairman of the Board and
                                              Chief Executive Officer

Date: June 4, 2003                         By: /s/ Scott M. Rosen
                                              --------------------------------
                                              Scott M. Rosen
                                              Executive Vice-President and
                                              Chief Financial Officer

                                 CERTIFICATION

I, Millard S. Drexler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J. Crew Group, Inc. and J. Crew Operating Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of each registrant as of, and for, the periods presented in this quarterly report;

4. Each registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for such registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to such registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of such registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Each registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to such registrant's auditors and the audit committee of such registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect such registrant's ability to record, process, summarize and report financial data and have identified for such registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in such registrant's internal controls; and

6. Each registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


June 4, 2003                                 /s/ Millard S. Drexler
                                             -----------------------------------
                                             Millard S. Drexler
                                             Chief Executive Officer

                                 CERTIFICATION

I, Scott M. Rosen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J. Crew Group, Inc. and J. Crew Operating Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of each registrant as of, and for, the periods presented in this quarterly report;

4. Each registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for such registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to such registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of such registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Each registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to such registrant's auditors and the audit committee of such registrant's board of directors (or persons performing the equivalent function);

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect such registrant's ability to record, process, summarize and report financial data and have identified for such registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in such registrant's internal controls; and

6. Each registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 4, 2003                          /s/ Scott M. Rosen
                                            ------------------------------------
                                            Scott M. Rosen
                                            Executive Vice President and
                                            Chief Financial Officer