Form 10-Q/A
period 2003-08-02
J CREW OPERATING CORP; J CREW GROUP INC
filed 2003-10-30
CIK 1051425, 1051251

                                   FORM 10-Q/A
                               (Amendment No. 1)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      August 2, 2003

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes x No___
                                                  ---

Indicated by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes___ No x
                                                       ---

The number of shares of Common Stock outstanding of each of the issuers as of August 25, 2003

         J. CREW GROUP, INC.
                  12,870,373 shares of Common Stock, par value $.01 per share

         J. CREW OPERATING CORP.
                  100 shares of Common Stock, par value $.01 per share (all of which are owned beneficially and of record by J.Crew Group, Inc.)

This combined Form 10-Q/A is separately filed by each of J. Crew Group, Inc and
J. Crew Operating Corp. The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

J. Crew Operating Corp. meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                Explanatory Note
                                ----------------

The purpose of this amendment to the Quarterly Report on Form 10-Q of J.Crew Group, Inc. and J.Crew Operating Corp. is to reverse a reclassification of the liquidation value of J.Crew Group, Inc.'s Series A Preferred Stock, which aggregates $92.8 million, to stockholders' deficit. The consolidated balance sheets of J.Crew Group, Inc. and subsidiaries at February 1, 2003 and August 2, 2003 have been restated to reclassify the Series A Preferred Stock out of stockholders' deficit, consistent with the company's prior filings.

This amendment does not reflect events occurring after the original filing of the Quarterly Report on Form 10-Q on September 17, 2003 or modify or update those disclosures as presented in the Quarterly Report on Form 10-Q as originally filed, except to reflect the restatement as described above.

                         Part I - Financial Information

Item I. Financial Statements

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                   August 2,    February 1,
                                 Assets                              2003          2003
                                 ------                              ----          ----
                                                                        (unaudited)
                                                                       (in thousands)
Current assets:
     Cash and cash equivalents                                    $  31,497     $  18,895
     Merchandise inventories                                         84,810       107,318
     Prepaid expenses and other current assets                       18,316        24,886
     Refundable income taxes                                          6,278         6,278
                                                                  ---------     ---------

           Total current assets                                     140,901       157,377
                                                                  ---------     ---------

Property and equipment - at cost                                    304,806       300,910
            less accumulated depreciation and amortization         (148,859)     (129,363)
                                                                  ---------     ---------
                                                                    155,947       171,547
                                                                  ---------     ---------

Deferred income tax assets                                            5,000         5,000
Other assets                                                         15,457        14,954
                                                                  ---------     ---------
            Total assets                                          $ 317,305     $ 348,878
                                                                  =========     =========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
     Current portion of long-term debt                            $   1,164     $      --
     Accounts payable and other current liabilities                  93,992       116,384
     Federal and state income taxes                                   2,716         2,978
                                                                  ---------     ---------

           Total current liabilities                                 97,872       119,362
                                                                  ---------     ---------

Deferred credits                                                     61,068        65,141
                                                                  ---------     ---------

Long-term debt                                                      290,358       292,000
                                                                  ---------     ---------

Redeemable preferred stock                                          283,570       264,038
                                                                  ---------     ---------

Stockholders' deficit                                              (415,563)     (391,663)
                                                                  ---------     ---------

           Total liabilities and stockholders' deficit            $ 317,305     $ 348,878
                                                                  =========     =========

See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                Thirteen weeks ended
                                                               August 2,     August 3,
                                                               ---------     --------
                                                                 2003          2002
                                                                 ----          ----
                                                                     (unaudited)
                                                                   (in thousands)
Revenues:

    Net sales                                                  $ 159,186    $ 160,946
    Other                                                          7,881        6,687
                                                               ---------    ---------
                                                                 167,067      167,633
                                                               ---------    ---------

Cost of goods sold including buying and occupancy costs          117,919      106,613

Selling, general and administrative expenses                      61,967       62,478
                                                               ---------    ---------

           Loss from operations                                  (12,819)      (1,458)

Interest expense - net                                           (13,028)      (9,540)

Gain on exchange of debt (net of related expenses of $2,992)      41,085           --
                                                               ---------    ---------
           Income/(loss) before income taxes                      15,238      (10,998)

Income taxes                                                          --        3,850
                                                               ---------    ---------

           Net income/(loss)                                   $  15,238    $  (7,148)
                                                               =========    =========

See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                Twenty-six weeks ended
                                                                August 2,   August 3,
                                                                --------    --------
                                                                  2003        2002
                                                                  ----        ----
                                                                      (unaudited)
                                                                    (in thousands)
Revenues:

    Net sales                                                  $ 311,778    $ 318,829
    Other                                                         16,784       15,856
                                                               ---------    ---------
                                                                 328,562      334,685
                                                               ---------    ---------

Cost of goods sold including buying and occupancy costs          223,500      206,700

Selling, general and administrative expenses                     127,746      138,425
                                                               ---------    ---------

          Loss from operations                                   (22,684)     (10,440)

Interest expense - net                                           (22,790)     (19,133)

Gain on exchange of debt (net of related expenses of $2,992)      41,085           --
                                                               ---------    ---------
          Loss before income taxes                                (4,389)     (29,573)

Income taxes                                                          --       10,350
                                                               ---------    ---------

          Net loss                                             $  (4,389)   $ (19,223)
                                                               =========    =========

See notes to unaudited condensed consolidated financial statements.

                             J. CREW GROUP, INC. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                 Twenty-six weeks ended
                                                                 August 2,    August 3,
                                                                 ---------    ---------
                                                                   2003         2002
                                                                   ----         ----
                                                                      (unaudited)
                                                                     (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                          $ (4,389)   $(19,223)

Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                  16,329      16,496
     Amortization of deferred financing costs                          933       1,343
     Non cash compensation expense                                      21        (594)
     Non cash interest expense                                      11,722       8,621
     Gain on exchange of debt                                      (41,085)          -

Changes in operating assets and liabilities:

     Merchandise inventories                                        22,508          (8)
     Prepaid expenses and other current assets                       6,570       4,309
     Other assets                                                       11      (1,696)
     Accounts payable and other liabilities                        (17,893)    (33,115)
     Federal and state income taxes                                   (262)    (10,796)
                                                                  --------    --------
     Net cash used in operating activities                          (5,535)    (34,663)
                                                                  --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                           (5,800)    (18,787)
     Proceeds from construction allowances                           1,000       3,245
                                                                  --------    --------
     Net cash used in investing activities                          (4,800)    (15,542)
                                                                  ========    ========

CASH FLOW FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                                    --      48,000
     Additional long term debt                                      25,820          --
     Repayment of long-term debt                                      (291)         --
     Costs incurred in connection with debt financings              (2,592)         --
                                                                  --------    --------
     Net cash provided by financing activities                      22,937      48,000
                                                                  --------    --------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                    12,602      (2,205)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     18,895      16,201
                                                                  --------    --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                         $ 31,497    $ 13,996
                                                                  ========    ========

NON-CASH FINANCING ACTIVITIES:

     Dividends on preferred stock                                 $ 19,532    $ 16,992
                                                                  ========    ========

     Interest payable on 13 1/8% Senior Discount Debentures
     at February 1, 2003 capitalized and added to the principal
     amount of debt                                               $  4,416    $     --
                                                                  ========    ========

See notes to unaudited condensed consolidated financial statements.

                       J.CREW GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002

1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Group, Inc. and its wholly-owned subsidiaries (collectively, "Holdings"). All significant intercompany balances and transactions have been eliminated in consolidation.

          The condensed consolidated balance sheet as of August 2, 2003 and the condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002 have been prepared by Holdings and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position of Holdings, the results of its operations and cash flows have been made.

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

          The results of operations for the twenty-six-week period ended August 2, 2003 are not necessarily indicative of the operating results for the full fiscal year.

2.   Exchange Offer

          On May 6, 2003 Holdings (through its newly-formed, wholly owned subsidiary, J.Crew Intermediate LLC ("Intermediate")) completed an offer to exchange 16% Senior Discount Contingent Principal Notes due 2008 of Intermediate (new notes) for its outstanding 13 1/8% Senior Discount Debentures due 2008 (existing debentures). Approximately 85% of the outstanding debentures were tendered for exchange.

          Intermediate exchanged $87,006,000 fair value of new notes for $131,083,000 face amount (including accrued interest of $10,750,000) of existing debentures. The difference between the fair value of the new notes and the carrying value of the existing debentures is included as a gain in the statement of operations for the period ended August 2, 2003. The new notes were initially recorded at their fair value and the debt issuance discount of $44,077,000 will be accreted to the principal amount over the life of the new notes as additional interest expense.

          Interest from October 15, 2002 through May 5, 2003 was paid on the existing debentures not exchanged at 13 1/8%. Interest from October 15, 2002 through May 5, 2003 on the existing debentures that were exchanged was added to the principal amount at 16% in accordance with the terms of the exchange offer.

          The new notes bear interest at 16% payable in arrears on May 15 and November 15. Interest from date of issuance through November 15, 2005 will be added to the principal amount of the notes. Effective November 15, 2005, interest will accrue and become payable on each May 15 and November 15 thereafter through May 15, 2008.

          Commencing on May 15, 2004 and on each May 15 through May 15, 2008, the accreted value of the new notes will be increased by 10% of earnings before interest, taxes and depreciation and amortization [EBITDA] in excess of $50.0 million for the immediately preceding fiscal year. Interest at 16% will accrue on such increase in principal.

                       J.CREW GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002


3.   Debt Financings

          (a) On February 4, 2003, Holdings and J.Crew Operating Corp. ("Operating Corp.") entered into a credit agreement with TPG-MD Investment, LLC, a related party, which provides for a Tranche A loan to Operating Corp. in an aggregate principal amount of $10.0 million and a Tranche B loan to Operating Corp. in an aggregate principal amount of $10.0 million. The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date. The outstanding amount of these loans is convertible into shares of common stock of Holdings at $6.82 per share. These loans are subordinated in right of payment to the prior payment of all senior debt and are on the same terms as the 10-3/8% Senior Subordinated Notes due 2008 of Operating Corp.

          (b) The Loan and Security Agreement dated December 23, 2002, as amended, by and among Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent and a syndicate of lenders (the "Congress Credit Facility") was further amended on April 4, 2003 to (a) consent to the formation of J.Crew Intermediate LLC and the exchange offer; (b) carve-out from the EBITDA covenant for fiscal 2002 a $9.0 million one-time charge for non-current inventory; (c) modify required EBITDA covenant levels and (d) eliminate the supplemental loan availability in fiscal 2003.

          (c) On April 8, 2003, Operating Corp. borrowed the real estate availability of $5.8 million under the Congress Credit Facility. This borrowing is repayable at $97,000 per month commencing June 1, 2003.

4.   Recent Accounting Pronouncements

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are effective for contracts entered into or modified after

                       J.CREW GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002


          June 30, 2003 and hedging relationships designated after June 30, 2003. The provisions of the Statement related to Statement 133 implementation issues that have been effective for fiscal quarters that begin prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 will not have a significant effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this Statement are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will result in a reclassification of the liquidation value and accumulated and unpaid dividends of the Series B preferred stock and the accumulated and unpaid dividends related to the Series A preferred stock to liabilities. ($190.8 million as of August 2, 2003)

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The FASB believes that if a business enterprise has a controlling interest in a variable interest entity, the assets, liabilities and results of the variable interest entity should be included in the consolidated financial statements with those of the business enterprise. The Interpretation applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. The adoption of FASB Interpretation No. 46 will not have a significant effect on the Company's financial statements.

EITF Issue No. 02-16 "Accounting by Customer (including a Reseller) for Certain Consideration Received from a Vendor" is effective for fiscal periods beginning after December 15, 2002. This release addresses how a reseller of a vendor's products should account for cash consideration received from a vendor, and provides that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor's products or services, and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. However, the presumption is overcome when the consideration is either a payment for assets or services delivered to the vendor, or a reimbursement of costs incurred by the customer to sell the vendor's products. The adoption of EITF 02-16 did not have any effect on the Company's financial statements, since the Company sells all its merchandise under its own brand name and receives no incentives from vendors.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                                 August 2,              February 1,
                                 Assets                                            2003                    2003
                                 ------                                            ----                    ----
                                                                                            (unaudited)
                                                                                           (in thousands)
Current assets:
     Cash and cash equivalents                                                  $   31,497               $   18,895
     Merchandise inventories                                                        84,810                  107,318
     Prepaid expenses and other current assets                                      18,316                   24,886
     Refundable income taxes                                                         6,278                    6,278
                                                                                ----------               ----------

           Total current assets                                                    140,901                  157,377

Property and equipment - at cost                                                   304,806                  300,910
           less accumulated depreciation and amortization                         (148,859)                (129,363)
                                                                                ----------               ----------
                                                                                   155,947                  171,547
                                                                                ----------               ----------

Other assets                                                                        12,877                   13,646
                                                                                ----------               ----------
           Total assets                                                         $  309,725               $  342,570
                                                                                ==========               ==========

                      Liabilities and Stockholder's Deficit
                      -------------------------------------

Current liabilities:
     Current portion of long-term debt                                          $    1,164               $       --
     Accounts payable and other current liabilities                                 92,465                  111,176
     Federal and state income taxes                                                  2,716                    2,978
     Deferred income tax liabilities                                                   910                      910
                                                                                ----------               ----------

           Total current liabilities                                                97,255                  115,064
                                                                                ----------               ----------

Deferred credits                                                                    61,068                   65,141
                                                                                ----------               ----------

Long-term debt                                                                     174,865                  150,000
                                                                                ----------               ----------

Due to J.Crew Group, Inc.                                                            8,225                    2,040
                                                                                ----------               ----------

Stockholder's deficit                                                              (31,688)                  10,325
                                                                                ----------               ----------


           Total liabilities and stockholder's deficit                          $  309,725               $  342,570
                                                                                ==========               ==========

See notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                      Thirteen weeks ended
                                                                    August 2,       August 3,
                                                                    ---------       --------
                                                                        2003            2002
                                                                        ----            ----
                                                                           (unaudited)
                                                                          (in thousands)
Revenues:

    Net sales                                                       $ 159,186      $  160,946
    Other                                                               7,881           6,687
                                                                    ---------      ----------
                                                                      167,067         167,633

Cost of goods sold including buying and occupancy costs               117,919         106,613

Selling, general and administrative expenses                           61,956          62,184
                                                                    ---------      ----------
            Loss from operations                                      (12,808)         (1,164)

Interest expense - net                                                 (4,970)         (5,129)
                                                                    ---------      ----------
            Loss before income taxes                                  (17,778)         (6,293)

Income tax benefit                                                         --           2,230
                                                                    ---------      ----------
            Net loss                                                $ (17,778)     $   (4,063)
                                                                    =========      ==========

See notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                                                        Twenty-six weeks ended
                                                                     August 2,            August 3,
                                                                     ---------            --------
                                                                         2003                 2002
                                                                         ----                 ----
                                                                                 (unaudited)
                                                                                (in thousands)
Revenues:

    Net sales                                                       $ 311,778            $ 318,829
    Other                                                              16,784               15,856
                                                                    ---------            ---------
                                                                      328,562              334,685

Cost of goods sold including buying and occupancy costs               223,500              206,700

Selling, general and administrative expenses                          127,725              137,966
                                                                    ---------            ---------

         Loss from operations                                         (22,663)              (9,981)

Interest expense - net                                                (10,030)             (10,399)
                                                                    ---------            ---------

         Loss before income taxes                                     (32,693)             (20,380)

Income tax benefit                                                         --                7,130
                                                                    ---------            ---------
         Net loss                                                   $ (32,693)           $ (13,250)
                                                                    =========            =========

See notes to unaudited condensed consolidated financial statements.

                           J. CREW OPERATING CORP. AND
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                             Twenty-six weeks ended
                                                                            August 2,      August 3,
                                                                            ---------      ---------
                                                                                 2003           2002
                                                                                 ----           ----
                                                                                  (unaudited)
                                                                                 (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                                   $  (32,693)     $ (13,230)

Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                             16,329         16,496
     Amortization of deferred financing costs                                     765          1,200
     Non cash compensation expense                                                 --         (1,053)
     Non-cash interest expense                                                    500             --

Changes in operating assets and liabilities:

     Merchandise inventories                                                   22,508             (8)
     Prepaid expenses and other current assets                                  6,570          4,309
     Other assets                                                                  11         (1,696)
     Accounts payable and other liabilities                                   (18,628)       (33,115)
     Federal and state income taxes                                              (262)        (7,566)
                                                                           ----------      ---------

     Net cash used in operating activities                                     (4,900)       (34,663)
                                                                           ----------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                                      (5,800)       (18,787)
     Proceeds from construction allowances                                      1,000          3,245
                                                                           ----------      ---------

     Net cash used in investing activities                                     (4,800)       (15,542)
                                                                           ----------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:

     Increase in notes payable, bank                                               --         48,000
     Additional long-term debt                                                 25,820             --
     Repayment of long term debt                                                 (291)            --
     Costs incurred in connection with debt financings                            (92)            --
     Transfers to affiliates                                                   (3,135)            --
                                                                           ----------      ---------
                                                                               22,302         48,000
                                                                           ----------      ---------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                               12,602         (2,205)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                18,895         16,201
                                                                           ----------      ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $   31,497      $  13,996
                                                                           ==========      =========

NON-CASH FINANCING ACTIVITIES:

     Dividends to J.Crew Group, Inc.                                       $    9,320      $      --
                                                                           ==========      =========

See notes to unaudited condensed consolidated financial statements.

                     J.CREW OPERATING CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Operating Corp. and its wholly-owned subsidiaries (collectively, "Operating Corp."). All significant intercompany balances and transactions have been eliminated in consolidation.

      The condensed consolidated balance sheet as of August 2, 2003 and the condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002 have been prepared by Operating Corp. and have not been audited. In the opinion of management all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial position of Operating Corp. the results of its operations and cash flows have been made.

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

      The results of operations for the twenty-six-week period ended August 2, 2003 are not necessarily indicative of the operating results for the full fiscal year.

2. Debt Financings

      (a) On February 4, 2003, Operating Corp. entered into a credit agreement with TPG-MD Investment, LLC, a related party, which provides for a Tranche A loan to Operating Corp. in an aggregate principal amount of $10.0 million and a Tranche B loan to Operating Corp. in an aggregate principal amount of $10.0 million. The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date. The outstanding amount of these loans is convertible into common stock of Holdings at $6.82 per shares. These loans are subordinated in right of payment to the prior payment of all senior debt and are on the same terms as the 10-3/8% Senior Subordinated Notes due 2008 of Operating Corp.

      (b) The Loan and Security Agreement dated December 23, 2002, as amended, by and among Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent and a syndicate of lenders (the "Congress Credit Facility") was further amended on April 4, 2003 to (a) consent to the formation of J.Crew Intermediate LLC and the exchange offer; (b) carve-out from the EBITDA covenant for fiscal 2002 a $9.0 million one-time charge for non-current inventory; (c) modify required EBITDA covenant levels and (d) eliminate the supplemental loan availability in fiscal 2003.

      (c) On April 8, 2003, Operating Corp. borrowed the real estate availability of $5.8 million under the Congress Credit Facility. This borrowing is repayable at $97,000 per month commencing June 1, 2003.

3. Stockholder's Deficit

      On February 20, 2003, the Board of Directors of Operating Corp. declared a dividend of $9,320,000 payable to J. Crew Group, Inc.

Forward-looking statements

Certain statements in this Report on Form 10-Q/A constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company's products, overall economic conditions, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where the Company's goods are manufactured, postal rate increases, paper and printing costs, availability of suitable store locations at appropriate terms, the level of the Company's indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company's other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - J.CREW GROUP, INC.

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED AUGUST 2, 2003 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 3, 2002.

Revenues for the thirteen weeks ended August 2, 2003 decreased to $167.1 million from $167.6 million in the thirteen weeks ended August 3, 2002.

Revenues of J.Crew Retail increased to $100.6 million in the second quarter of 2003 from $94.1 million in the second quarter of 2002. This increase was due primarily to sales from stores not open for a full fiscal year. Comparable store sales in the second quarter of 2003 increased by 2% over the second quarter of 2002, as the difficult retail environment improved in the second quarter. The number of stores open at August 2, 2003 increased to 155 from 146 at August 3, 2002.

Revenues of J.Crew Direct (which consists of the Internet and catalog operations) decreased to $38.2 million in the second quarter of 2003 from $45.9 million in the second quarter of 2002. Internet revenues increased to $26.9 million in the second quarter of 2003 from $25.3 million in the second quarter of 2002. Catalog revenues in the second quarter of 2003 decreased to $11.3 million from $20.6 million in the second quarter of 2002, as a result of a decrease in catalog circulation, including the elimination of a clearance catalog in July, and continuing efforts to migrate customers to the Internet.

Revenues of J.Crew Factory decreased to $20.4 million in the second quarter of 2003 from $20.9 million in the second quarter of 2002 due to a 3.6% decrease in comparable store sales. There were 42 stores open at August 2, 2003 compared to 43 stores at August 3, 2002.

As we have disclosed in recent filings, management changed its strategy of disposing of slow moving merchandise in fiscal 2003 to drive aggressive in-season inventory liquidation across all channels. As a result of this change, sales in the second half of the year, especially in the Direct business, will be adversely affected by the low levels of prior season merchandise on hand at August 2, 2003.

Other revenues, which consist of shipping and handling fees and royalties, increased to $7.9 million in the second quarter of 2003 from $6.7 million in the second quarter of 2002 due primarily to an increase in shipping and handling fees of $1.1 million. This increase resulted from a change in our returns processing in the second half of 2002.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues to 70.6% in the second quarter of 2003 from 63.6% in the second quarter of 2002. This increase is attributable primarily to a decrease of 630 basis points in merchandise margin. The decrease in merchandise margin resulted from higher sales of prior season's merchandise (at discounted prices) in the second quarter of 2003 compared to the second quarter of 2002 and higher markdowns related to the sale of Spring 2003 merchandise. These results reflect management's new strategy of disposing of slow moving merchandise in season and reducing the amount of merchandise held in its Factory and Direct divisions for disposition in future seasons. Inventories at August 2, 2003 were down $54 million or 39% from August 3, 2002.

Selling, general and administrative expenses decreased to $62.0 million in the thirteen weeks ended August 2, 2003 from $62.5 million in the thirteen weeks ended August 3, 2002. This decrease of $.5 million resulted from an increase in general and administrative expenses of $1.9 million and a decrease of $2.4 million in selling expense. The increase in general and administrative expenses resulted primarily from expenses associated with the additional retail stores in operation in 2003 offset by a $1.6 million insurance recovery related to the destruction of our World Trade Center Store on September 11, 2001. The reduction in selling expense was due primarily to a decrease in catalog circulation in the second quarter of 2003. As a percentage of revenues, selling, general and administrative expenses decreased to 37.1% of revenues in the second quarter of 2003 from 37.3% in the second quarter of 2002.

Interest expense increased to $13.0 million in the second quarter of 2003 from $9.5 million in the second quarter of 2002. This increase resulted primarily from the increase in interest rate from 13 1/8% to 16% for the $120.3 million of discount debentures exchanged in May 2003 and the accretion in fair value of the 16% discount notes. Average short-term borrowings under our working capital credit facility in the second quarter of 2003 were $.5 million compared to $48.0 million in the second quarter of 2002. Non-cash interest expense was $7.9 million in the second quarter of 2003 compared to $4.9 million in 2002.

The net gain on exchange of debt of $41.1 million reflects the difference between the fair value of the new 16% subordinated notes at date of issuance and the carrying value of the old 13 1/8% discount debentures of $44.1 million less the additional interest expense of 2 7/8% from October 15, 2002 to May 6, 2003 paid to the note holders who accepted the exchange offer ($1.9 million) and the write-off of unamortized deferred financing costs related to the debentures exchanged ($1.1 million).

No tax provision was attributed to the pre-tax income in the second quarter of 2003 since there are available NOL carryforwards to offset any required provision. Furthermore, management projections indicate that the full fiscal year will result in a pre-tax loss. The net loss for the second quarter of 2002 included a tax benefit calculated at a 35% rate. At February 1, 2003 the Company established a valuation allowance to reduce the net deferred tax assets to their estimated recoverable amount and the Company does not expect to recognize any tax benefits in future results of operations until an appropriate level of profitability is sustained.

RESULTS OF OPERATIONS - TWENTY-SIX WEEKS ENDED AUGUST 2, 2003 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 3, 2002.

Revenues for the twenty-six weeks ended August 2, 2003 decreased to $328.6 million from $334.7 million in the twenty-six weeks ended August 3, 2002, a decrease of 1.8%.

Revenues of J.Crew Retail increased to $182.5 million in the first six months of 2003 from $179.8 million in the first six months of 2002. This increase was due to sales from stores not open for a full fiscal year which offset a 4.3% decline in comparable store sales. The Company believes that the decrease in comparable store sales was largely attributable to the continuing slow economy and the related difficult retail environment, primarily in the first quarter of 2003. The number of stores open at August 2, 2003 increased to 155 from 146 at August 3, 2002.

Revenues of J.Crew Direct (which consists of the Internet and catalog operations) decreased to $93.2 million in the first six months of 2003 from $102.1 million in the first six months of 2002. Internet revenues increased to $63.5 million in the first six months of 2003 from $56.5 million in the first six months of 2002. Catalog revenues in the first six months of 2003 decreased to $29.7 million from $45.6 million in the first six months of 2002, as a result of a decrease in catalog circulation and continuing efforts to migrate customers to the Internet.

Revenues of J.Crew Factory decreased to $36.1 million in the first six months of 2003 from $36.9 million in the first six months of 2002 due to a 4.6% decrease in comparable store sales. There were 42 stores open at August 2, 2003 compared to 43 stores at August 3, 2002.

As we have disclosed in recent filings, management changed its strategy of disposing of slow moving merchandise in fiscal 2003 to drive aggressive in-season inventory liquidation across all channels. As a result of this change, sales in the second half of the year, especially in the Direct business, will be adversely affected by the low levels of prior season merchandise on hand at August 2, 2003.

Other revenues, which consist of shipping and handling fees and royalties, increased to $16.8 million in the first six months of 2003 from $15.9 million in the first six months of 2002 due primarily to an increase in shipping and handling fees of $.8 million. This increase resulted from a change in our returns processing in the second half of 2002.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues to 68.0% in the first six months of 2003 from 61.8% in the first six months of 2002. This increase is attributable primarily to a decrease of 530 basis points in merchandise margin. The decrease in merchandise margin resulted from higher sales of prior season's merchandise (at discounted prices) in the first six months of 2003 compared to the first six months of 2002 and higher markdowns related to the sale of Spring 2003 merchandise. These results reflect management's new strategy of disposing of slow moving merchandise in season and reducing the amount of merchandise held in its Factory and Direct divisions for disposition in future seasons. Inventories at August 2, 2003 were down $54 million or 39% from August 3, 2002.

Selling, general and administrative expenses decreased to $127.7 million in the twenty-six weeks ended August 2, 2003 from $138.4 million in the twenty-six weeks ended August 3, 2002. This decrease of $10.7 million resulted from a decrease in general and administrative expenses of $6.3 million and a decrease of $4.4 million in selling expense. The decrease in general and administrative expenses resulted from (a) $4.8 million of severance charges relating to headcount reductions and the departure of a former Chief Executive Officer in the first six months of 2002 compared to $1.4 million of severance charges in the first six months of 2003, (b) the effect of the cost reduction initiatives implemented in the first quarter of 2002 in the first quarter of 2003 and (c) a $1.6 million insurance recovery related to the destruction of our World Trade Center store on September 11, 2001 less the expenses associated with additional retail stores in operation in 2003. The reduction in selling expense was due primarily to a decrease in catalog circulation in the first six months of 2003. As a percentage of revenues, selling, general and administrative expenses decreased to 38.9% of revenues in the first six months of 2003 from 41.4% in the first six months of 2002.

Interest expense increased to $22.8 million in the first six months of 2003 from $19.1 million in the first six months of 2002. This increase resulted primarily from the increase in interest rate from 13 1/8% to 16% for $120.3 million of discount debentures exchanged in May 2003 and the accretion in fair value of the 16% subordinated notes. Average short-term borrowings under our working capital credit facility in the first six months of 2003 were $.2 million compared to $41.8 million in the first six months of 2002. Non-cash interest expense in the first six months of 2003 was $12.7 million in 2003 compared to $10.0 million in 2002.

The net gain on exchange of debt of $41.1 million reflects the difference between the fair value of the new 16% subordinated notes at date of issuance and the carrying value of the old 13 1/8% discount debentures of $44.1 million, less the additional interest expense of 2 7/8% from October 15, 2002 to May 6, 2003 paid to the note holders who accepted the exchange offer ($1.9 million) and the write-off of unamortized deferred financing costs related to the debentures exchanged ($1.1 million).

No tax benefit was attributed to the pre-tax loss in the first six months of 2003 compared to a 35% tax benefit in the same period last year. At February 1, 2003 the Company established a valuation allowance to reduce the net deferred tax assets to their estimated recoverable amount and the Company does not expect to recognize any tax benefits in future results of operations until an appropriate level of profitability is sustained.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations decreased to $5.5 million in the first six months of 2003 from $34.7 million in the first six months of 2002. This decrease in cash used in operations resulted primarily from the decrease in working capital requirements, primarily inventories, in the 2003 six month period compared to the 2002 period.

Capital expenditures, net of construction allowances, were $4.8 million for the first six months of 2003 compared to $15.5 million in the first six months of 2002. Capital expenditures for fiscal year 2003 are expected to be approximately $10 million compared to $20.4 million in fiscal year 2002. Four new stores are planned to open in fiscal 2003 compared to 16 in fiscal 2002.

There were no short-term borrowings under the working capital credit facility at August 2, 2003 compared to $48.0 million at August 3, 2002. Long-term indebtedness increased by $25.8 million in the first quarter of 2003 consisting of $20.0 million of notes payable due in 2008 and $5.8 million under the Congress Credit Facility repayable over a period of 60 months commencing June 1, 2003.

On May 6, 2003 the Company (through its wholly owned subsidiary, J.Crew Intermediate LLC ("Intermediate")) completed an offer to exchange 16% Senior Discount Contingent Principal Notes due 2008 of Intermediate for its outstanding 13 1/8% Senior Discount Debentures due 2008. Approximately 85% of the outstanding debentures were tendered for exchange. The effect of the exchange offer on interest expense in fiscal 2003 will be to increase total interest expense by $2.6 million but decrease cash interest by $15.8 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - J.CREW OPERATING CORP.

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED AUGUST 2, 2003 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 3, 2002.

Revenues for the thirteen weeks ended August 2, 2003 decreased to $167.1 million from $167.6 million in the thirteen weeks ended August 3, 2002.

Revenues of J.Crew Retail increased to $100.6 million in the second quarter of 2003 from $94.1 million in the second quarter of 2002. This increase was due primarily to sales from stores not open for a full fiscal year. Comparable store sales in the second quarter of 2003 increased by 2% over the first six months of 2002, as the difficult retail environment improved in the second quarter. The number of stores open at August 2, 2003 increased to 155 from 146 at August 3, 2002.

Revenues of J.Crew Direct (which consists of the Internet and catalog operations) decreased to $38.2 million in the second quarter of 2003 from $45.9 million in the second quarter of 2002. Internet revenues increased to $26.9 million in the second quarter of 2003 from $25.3 million in the second quarter of 2002. Catalog revenues in the second quarter of 2003 decreased to $11.3 million from $20.6 million in the second quarter of 2002, as a result of a decrease in catalog circulation, including the elimination of a clearance catalog in July, and continuing efforts to migrate customers to the Internet.

Revenues of J.Crew Factory decreased to $20.4 million in the second quarter of 2003 from $20.9 million in the second quarter of 2002 due to a 3.6% decrease in comparable store sales. There were 42 stores open at August 2, 2003 compared to 43 stores at August 3, 2002.

As we have disclosed in recent filings, management changed its strategy of disposing of slow moving merchandise in fiscal 2003 to drive aggressive in-season inventory liquidation across all channels. As a result of this change, sales in the second half of the year, especially in the Direct business, will be adversely affected by the low levels of prior season merchandise on hand at August 2, 2003.

Other revenues, which consist of shipping and handling fees and royalties, increased to $7.9 million in the second quarter of 2003 from $6.7 million in the second quarter of 2002 due primarily to an increase in shipping and handling fees of $1.1 million. This increase resulted from a change in our returns processing in the second half of 2002.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues to 70.6% in the second quarter of 2003 from 63.6% in the second quarter of 2002. This increase is attributable primarily to a decrease of 630 basis points in merchandise margin. The decrease in merchandise margin resulted from higher sales of prior season's merchandise (at discounted prices) in the second quarter of 2003 compared to the second quarter of 2002 and higher markdowns related to the sale of Spring 2003 merchandise. These results reflect management's new strategy of disposing of slow moving merchandise in season and reducing the amount of merchandise held in its Factory and Direct divisions for disposition in future seasons. Inventories at August 2, 2003 were down $54 million or 39% from August 3, 2002.

Selling, general and administrative expenses decreased to $62.0 million in the second quarter of 2003 from $62.2 million in the second quarter of 2002. This decrease of $.2 million resulted from an increase in general and administrative expenses of $2.2 million and a decrease of $2.4 million in selling expense. The increase in general and administrative expenses resulted primarily from expenses associated with the additional retail stores in operation in 2003 offset by a $1.6 million insurance recovery related to the destruction of our World Trade Center Store on September 11, 2001. The reduction in selling expense was due primarily to a decrease in catalog circulation in the second quarter of 2003. As a percentage of revenues, selling, general and administrative expenses were 37.1% of revenues in the second quarter of 2003 and 2002.

Interest expense decreased to $5.0 million in the second quarter of 2003 from $5.1 million in the second quarter of 2002. This decrease resulted primarily from the decrease in average short term borrowings in the second quarter of 2003 compared to 2002, net of the increase in long term debt of $25.8 million in 2003.

Average short-term borrowings under our working capital credit facility in the second quarter of 2003 were $.5 million compared to $48.0 million in the second quarter of 2002.

No tax benefit was attributed to the pre-tax loss in the second quarter of 2003 compared to a tax benefit of 35% in the second quarter of 2002. The Company does not expect to recognize any tax benefits in future results of operations until an appropriate level of profitability is sustained.

RESULTS OF OPERATIONS - TWENTY-SIX WEEKS ENDED AUGUST 2, 2003 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 3, 2002.

Revenues for the twenty-six weeks ended August 2, 2003 decreased to $328.6 million from $334.7 million in the twenty-six weeks ended August 3, 2002, a decrease of 1.8%.

Revenues of J.Crew Retail increased to $182.5 million in the first six months of 2003 from $179.8 million in the first six months of 2002. This increase was due to sales from stores not open for a full fiscal year which offset a 4.3% decline in comparable store sales. The Company believes that the decrease in comparable store sales was largely attributable to the continuing slow economy and the related difficult retail environment, primarily in the first quarter of 2003. The number of stores open at August 2, 2003 increased to 155 from 146 at August 3, 2002.

Revenues of J.Crew Direct (which consists of the Internet and catalog operations) decreased to $93.2 million in the first six months of 2003 from $102.1 million in the first six months of 2002. Internet revenues increased to $63.5 million in the first six months of 2003 from $56.5 million in the first six months of 2002. Catalog revenues in the first six months of 2003 decreased to $29.7 million from $45.6 million in the first six months of 2002, as a result of a decrease in catalog circulation and continuing efforts to migrate customers to the Internet.

Revenues of J.Crew Factory decreased to $36.1 million in the first six months of 2003 from $36.9 million in the first six months of 2002 due to a 4.6% decrease in comparable store sales. There were 42 stores open at August 2, 2003 compared to 43 stores at August 3, 2002.

As we have disclosed in recent filings, management changed its strategy of disposing of slow moving merchandise in fiscal 2003 to drive aggressive in-season inventory liquidation across all channels. As a result of this change, sales in the second half of the year, especially in the Direct business, will be adversely affected by the low levels of prior season merchandise on hand at August 2, 2003.

Other revenues, which consist of shipping and handling fees and royalties, increased to $16.8 million in the first six months of 2003 from $15.9 million in the first six months of 2002 due primarily to an increase in shipping and handling fees of $.8 million. This increase resulted from a change in our returns processing in the second half of 2002.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues to 68.0% in the first six months of 2003 from 61.8% in the first six months of 2002. This increase is attributable primarily to a decrease of 530 basis points in merchandise margin. The decrease in merchandise margin resulted from higher sales of prior season's merchandise (at discounted prices) in the first six months of 2003 compared to the first six months of 2002 and higher markdowns related to the sale of Spring 2003 merchandise. These results reflect management's new strategy of disposing of slow moving merchandise in season and reducing the amount of merchandise held in its Factory and Direct divisions for disposition in future seasons. Inventories at August 2, 2003 were down $54 million or 39% from August 3, 2002.

Selling, general and administrative expenses decreased to $127.7 million in the twenty-six weeks ended August 2, 2003 from $138.0 million in the twenty-six weeks ended August 3, 2002. This decrease of $10.3 million resulted from a decrease in general and administrative expenses of $5.9 million and a decrease of $4.4 million in selling expense. The decrease in general and administrative expenses resulted from (a) $4.8 million of severance charges relating to headcount reductions and the departure of a former Chief Executive Officer in the first six months of 2002 compared to $1.4 million of severance charges in the first six months of 2003, (b) the effect of the cost reduction initiatives implemented in the first quarter of 2002 in the first quarter of 2003 and (c) a $1.6 million insurance recovery related to the destruction of our World Trade Center store on September 11, 2001 less the expenses associated with additional retail stores in operation in 2003. The reduction in selling expense was due primarily to a decrease in catalog circulation in the first six months of 2003. As a percentage of revenues, selling, general and administrative expenses decreased to 38.9% of revenues in the first six months of 2003 from 41.2% in the first six months of 2002.

Interest expense decreased to $10.0 million in the first six months of 2003 from $10.4 million in the first six months of 2002. This decrease resulted primarily from the decrease in average short term borrowings in the first six months of 2003 compared to 2002, net of the increase in long term debt of $25.8 million in 2003. Average short-term borrowings under our short term credit facility in the first six months of 2003 were $.2 million compared to $41.8 million in the first six months of 2002.

No tax benefit was attributed to the pre-tax loss in the first six months of 2003 compared to a 35% tax benefit in the same period last year. The Company does not expect to recognize any tax benefits in future results of operations until an appropriate level of profitability is sustained.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company's variable rate debt consists of borrowings under the Congress Credit Facility. The interest rates are a function of the bank prime rate or LIBOR. A one percentage point change in the base interest rate would result in approximately $100,000 change in income before taxes for each $10 million of borrowings.

The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise as denominated in yen. The Company has entered into forward foreign exchange contracts from time to time in order to minimize this risk. At August 2, 2003, there were no forward foreign exchange contracts outstanding.

The Company enters into letters of credit primarily to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at August 2, 2003 were $53.7 million, including $3.5 million of standby letters of credit.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q/A, the Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as provided in Rule 13a - 14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been made know to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Acting Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               4.1 Indenture, dated as of May 6, 2003, between J.Crew Intermediate LLC and U.S. Bank National Association, as trustee relating to the 16% Senior Discount Contingent Principal Notes due 2008. Incorporated by reference to
                      Exhibit 4.1 to the Company's Form 8-K filed on May 8,
                      2003.

               4.2 Registration Rights Agreement, dated as of May 6, 2003, between J.Crew Intermediate LLC and U.S. Bank National Association on behalf of the Holders. Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on May 8, 2003.

               4.3 First Supplemental Indenture, dated as of May 6, 2003, between J.Crew Intermediate LLC and U.S. Bank National Association relating to the 13 1/8% Senior Discount Debentures due 2008. Incorporated by reference to the Company's Form 8-K filed on May 8, 2003.

               31.1*  Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2* Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1* Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             The following reports on Form 8-K were filed during the quarter covered by this report:

                                    Date of Report       Item(s) Reported
                                    --------------       ----------------

                                    May 8, 2003          Item 5
                                    May 13, 2003         Item 5
                                    May 29, 2003         Item 7 and Item 9

             The report on Form 8-K dated May 29, 2003 included the Company's Condensed Consolidated Income Statements for the thirteen weeks ended May 3, 2003 and May 4, 2002 and Condensed Consolidated Balance Sheets at May 3, 2003 and May 4, 2002.

             * Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company.

                                             J. CREW GROUP, INC.
                                             (Registrant)

Date:    October 30, 2003                    By:     /s/  Millard S. Drexler
                                                --------------------------------
                                                Millard S. Drexler
                                                Chairman of the Board and
                                                Chief Executive Officer

Date:    October 30, 2003                    By:     /s/  Nicholas Lamberti
                                                --------------------------------
                                                Nicholas Lamberti
                                                Vice-President and
                                                Corporate Controller
                                                (Acting Chief Financial Officer)

                                             J. CREW OPERATING CORP.
                                             (Registrant)

Date:    October 30, 2003                    By:     /s/  Millard S. Drexler
                                                --------------------------------
                                                Millard S. Drexler
                                                Chairman of the Board and
                                                Chief Executive Officer

Date:    October 30, 2003                    By:     /s/  Nicholas Lamberti
                                                --------------------------------
                                                Nicholas Lamberti
                                                Vice-President and
                                                Corporate Controller
                                                (Acting Chief Financial Officer)