Form 10-Q
period 2006-04-29
J CREW OPERATING CORP; J CREW GROUP INC
filed 2006-06-07
CIK 1051425, 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-42427	J. CREW GROUP, INC.	22-2894486
(Incorporated in Delaware)

770 Broadway
New York, New York 10003
Telephone: (212) 209-2500

333-42423	J. CREW OPERATING CORP.	22-3540930
(Incorporated in Delaware)

770 Broadway
New York, New York 10003
Telephone: (212) 209-2500

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer   ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each registrant’s classes of common stock, as of the latest practicable date.

Outstanding at May 30, 2006:

J.Crew Group, Inc.	13,264,790 shares of common stock, par value $.01 per share
J.Crew Operating Corp.	100 shares of common stock, par value $.01 per share (all of which are owned by J.Crew Group, Inc.)

This Quarterly Report on Form 10-Q is a combined report being filed by two different registrants: J.Crew Group, Inc., and J.Crew Operating Corp. (a wholly-owned direct subsidiary of J.Crew Group, Inc.). The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

J.Crew Operating Corp. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of the Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

J.CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 29, 2006	January 28, 2006
	(unaudited) (in thousands)
Assets

Current assets:
Cash and cash equivalents	$67,623	$61,275
Merchandise inventories	130,064	116,191
Prepaid expenses and other current assets	26,325	29,132
Refundable income taxes	8,600	8,600

Total current assets	232,612	215,198

Property and equipment - at cost	256,994	252,328
Less accumulated depreciation and amortization	(149,040)	(142,920)

	107,954	109,408

Other assets	12,299	12,715

Total assets	$352,865	$337,321

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$73,046	$75,833
Other current liabilities	60,212	64,031
Federal and state income taxes	2,693	2,677

Total current liabilities	135,951	142,541

Deferred credits	59,010	57,956

Long-term debt (includes redeemable preferred stock)	646,831	631,867

Preferred stock	92,800	92,800

Stockholders’ deficit	(581,727)	(587,843)

Total liabilities and stockholders’ deficit	$352,865	$337,321

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
	(unaudited) (in thousands)
Revenues:
Net sales	$233,335	$204,579
Other	7,352	5,956

	240,687	210,535

Cost of goods sold, including buying and occupancy costs	131,293	114,089

Gross profit	109,394	96,446

Selling, general and administrative expenses	81,100	73,460

Income from operations	28,294	22,986

Interest expense – net	19,196	17,489

Income before income taxes	9,098	5,497

Income taxes	1,300	600

Net income	$7,798	$4,897

See notes to unaudited condensed consolidated financial statements.

J.CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
	(unaudited) (in thousands)
Cash flow provided by operating activities:
Net income	$7,798	$4,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,158	7,766
Amortization of deferred financing costs	267	259
Amortization of deferred compensation (including stock option expense)	688	155
Non-cash interest expense (including redeemable preferred stock dividends of $11,310 and $9,362 in 2006 and 2005, respectively)	11,600	9,688

Changes in operating assets and liabilities:
Merchandise inventories	(13,874)	(16,410)
Prepaid expenses and other current assets	2,807	(986)
Other assets	149	232
Accounts payable and other liabilities	(5,553)	61
Federal and state income taxes	18	133

Net cash provided by operating activities	11,058	5,795

Cash flow used in investing activities:
Capital expenditures	(5,704)	(4,041)

Cash flow provided by financing activities:
Exercise of stock options	994	—

Increase in cash and cash equivalents	6,348	1,754

Cash and cash equivalents - beginning of period	61,275	23,647

Cash and cash equivalents - end of period	$67,623	$25,401

Non-cash financing activities:
Dividends on preferred stock (reflected directly in stockholders’ deficit)	$3,364	$3,364

See notes to unaudited condensed consolidated financial statements.

J.CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 29, 2006	January 28, 2006
	(unaudited) (in thousands)
Assets

Current assets:
Cash and cash equivalents	$67,623	$61,275
Merchandise inventories	130,064	116,191
Prepaid expenses and other current assets	26,325	29,132
Refundable income taxes	8,600	8,600

Total current assets	232,612	215,198

Property and equipment - at cost	256,994	252,328
Less accumulated depreciation and amortization	(149,040)	(142,920)

	107,954	109,408

Due from J.Crew Group, Inc.	179,258	178,830

Other assets	12,211	12,619

Total assets	$532,035	$516,055

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$73,046	$75,833
Other current liabilities	60,089	63,197
Federal and state income taxes	2,693	2,677

Total current liabilities	135,828	141,707

Deferred credits	59,010	57,956

Long-term debt	298,484	298,195

Stockholder’s equity	38,713	18,197

Total liabilities and stockholder’s equity	$532,035	$516,055

See notes to unaudited condensed consolidated financial statements.

J.CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
	(unaudited) (in thousands)
Revenues:
Net sales	$233,335	$204,579
Other	7,352	5,956

	240,687	210,535

Cost of goods sold, including buying and occupancy costs	131,293	114,089

Gross profit	109,394	96,446

Selling, general and administrative expenses	80,412	73,305

Income from operations	28,983	23,141

Interest expense – net	7,166	7,407

Income before income taxes	21,816	15,734

Income taxes	1,300	600

Net income	$20,516	$15,134

See notes to unaudited condensed consolidated financial statements.

J.CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
	(unaudited) (in thousands)
Cash flow provided by operating activities:
Net income	$20,516	$15,134
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of property and equipment	7,158	7,766
Amortization of deferred financing costs	258	250
Non-cash interest expense	289	326

Changes in operating assets and liabilities:
Merchandise inventories	(13,874)	(16,410)
Prepaid expenses and other current assets	2,807	(986)
Other assets	149	232
Accounts payable and other liabilities	(4,841)	778
Federal and state income taxes	18	133

Net cash provided by operating activities	12,480	7,223

Cash flow used in investing activities:
Capital expenditures	(5,704)	(4,041)

Cash flow used in financing activities:
Transfers to affiliates	(428)	(1,428)

Increase in cash and cash equivalents	6,348	1,754
Cash and cash equivalents - beginning of period	61,275	23,647

Cash and cash equivalents - end of period	$67,623	$25,401

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended April 29, 2006 and April 30, 2005

1. Basis of Presentation

The consolidated financial statements presented herein are as follows:

a.	J.Crew Operating Corp. and its wholly-owned subsidiaries (collectively, Operating).

b.	J.Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the Company or Group), which consist of the accounts of Group and its wholly-owned subsidiaries, including J.Crew Intermediate LLC (Intermediate) and Operating. Intermediate was formed in March 2003 as a limited liability company. Effective May 2003, J.Crew Group, Inc. transferred its investment in Operating to Intermediate. On October 11, 2005, Intermediate was merged into Group, and Group became the direct parent of Operating.

All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated balance sheets as of April 29, 2006 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended April 29, 2006 and April 30, 2005 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the consolidated financial statements for the fiscal year ended January 28, 2006.

The results of operations for the thirteen-week period ended April 29, 2006 are not necessarily indicative of the operating results for the full fiscal year.

2. Long-term debt

Long-term debt consists of the following:

	April 29, 2006	January 28, 2006
	($ in thousands)
Operating:
9 3/4% senior subordinated notes	$275,000	$275,000
5% notes payable	23,484	23,195

Total Operating	298,484	298,195

Group:
13 1/8% senior discount debentures	21,667	21,667
Redeemable preferred stock	326,680	312,005

Total	$646,831	$631,867

3. Share–Based Payments

At April 29, 2006, the Company had two share-based compensation plans, which are described below:

Amended and Restated 1997 Stock Option Plan

Under the terms of the Amended and Restated 1997 Stock Option Plan (1997 Plan), an aggregate of 1,910,000 shares of Group common stock are available for grant to key employees and consultants in the form of non-qualified stock options. The options have terms of seven to ten years and become exercisable over a period of four to five years. Options granted under the 1997 Plan are subject to various conditions, including under some circumstances, the achievement of certain performance objectives.

2003 Equity Incentive Plan

In January 2003, the Board of Directors of Group approved the adoption of the 2003 Equity Incentive Plan (2003 Plan). Under the terms of the 2003 Plan, an aggregate of 4,798,160 shares of Group common stock are available for award to key employees and consultants in the form of non-qualified stock options and restricted shares, as follows:

•	1,115,812 shares are reserved for the issuance of stock options at an exercise price of $6.82 or fair market value, whichever is greater,

•	1,115,812 shares are reserved for the issuance of stock options at an exercise price of $25.00 or fair market value, whichever is greater,

•	1,115,812 shares are reserved for the issuance of stock options at an exercise price of $35.00 or fair market value, whichever is greater, and

•	1,450,724 shares are reserved for the issuance of restricted shares.

The options have terms of ten years and become exercisable over the period provided in each grant agreement. Under the Plan, the Compensation Committee of the Board of Directors of Group has the discretion to modify the exercise price and the number of shares reserved for the issuance of stock options and restricted shares.

Prior to January 29, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No share-based employee compensation cost related to stock options was recognized in the Consolidated Statement of Operations prior to January 29, 2006, as all options granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.

Effective January 29, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized in the thirteen week period ended April 29, 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award.

Total share-based compensation expense included in the Condensed Consolidated Statement of Operations for the thirteen week period ended April 29, 2006 was $0.7 million. As a result of adopting SFAS No. 123R on January 29, 2006, the Company’s net income for the thirteen weeks ended April 29, 2006 is $0.5 million lower than if the Company had continued to account for share-based compensation under APB No. 25. In accordance with the modified prospective transition method of SFAS No. 123R, financial results of previous periods have not been restated.

The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	Thirteen weeks ended April 29, 2006
Risk-free interest rates(1)	4.5%
Dividend yield	—
Volatility(2)	40.0%
Weighted-average expected term(3)	6.25 years
Expected forfeiture rate(4)	9.0%

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.

(2)	For the thirteen week period ended April 29, 2006, expected stock price volatility is based on the median volatility of companies in a peer group analysis.

(3)	Represents the period of time options are expected to be outstanding. The weighted average expected option term for the thirteen week period ended April 29, 2006 was determined using the “simplified method” as allowed by Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

(4)	Based upon historical experience.

As of April 29, 2006, there was $3.8 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 2.9 years. The weighted-average grant-date fair value of options granted was $1.64 during the first quarter of 2006 and $3.80 during the first quarter of 2005.

The following table summarizes stock options outstanding at April 29, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding, beginning of year	4,770	$14.25
Granted	38	13.40
Exercised	(146)	6.82		$3.6

Cancelled	(52)	11.46

Outstanding as of April 29, 2006	4,610	$14.51	7.3	$77.8

Exercisable as of April 29, 2006	2,019	$14.45	6.2	$34.2

Cash received from the exercise of stock options was $1.0 million for the thirteen weeks ended April 29, 2006. No cash was received in connection with the exercise of stock options for the thirteen weeks ended April 30, 2005.

Certain employees and directors have been awarded restricted stock under the 2003 Equity Incentive Plan. The restricted stock vests primarily over a period of four years. Total compensation expense is amortized over the vesting period. Amortization expense was $0.2 million for the thirteen week period ended April 29, 2006 and April 30, 2005. Deferred compensation associated with restricted stock was $2.5 million at April 29, 2006.

The following table summarizes restricted shares outstanding at April 29, 2006:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Outstanding, beginning of year	1,501	$2.39
Granted	—	—
Vested	(55)	$.83
Cancelled	—	—

Outstanding as of April 29, 2006	1,446	$2.45

4. Other

The Company recorded an adjustment of $1.3 million in the first quarter of fiscal 2005 to reverse income recognized on unredeemed gift cards in prior years.

5. Subsequent Events

On May 15, 2006 (the “Closing Date”), Operating, as borrower, Group and certain of Operating’s direct and indirect subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit and Guaranty Agreement”) with certain lenders named therein as lenders, Goldman Sachs Credit Partners L.P. (“GSCP”) and Bear, Stearns & Co. Inc. as joint lead arrangers and joint bookrunners, GSCP as administrative agent and collateral agent, Bear Stearns Corporate Lending Inc. as syndication agent and Wachovia Bank, National Association (“Wachovia”) as documentation agent.

The total amount of the term loan (the “Term Loan”) borrowed by Operating under the Credit and Guaranty Agreement on the Closing Date was $285.0 million. The Credit and Guaranty Agreement has an accordion feature by which that principal amount may be increased up to $385.0 million subject to certain terms and conditions. Borrowings under the Credit and Guaranty Agreement will bear interest, at Operating’s option, at the base rate plus a margin ranging from 0.75% to 1.25% or at LIBOR plus a margin ranging from 1.75% to 2.25% per annum, payable quarterly, and will mature on the earlier of (a) the seventh anniversary of the Closing Date and (b) six months prior to the maturity date or mandatory redemption date (unless extended or repaid in accordance with their terms) of Group’s 13 1/8% Senior Discount Debentures due 2008 (the “Senior Discount Debentures”), the indebtedness outstanding under the TPG-MD Amended and Restated Credit Agreement and Group’s outstanding Series A Preferred Stock and Series B Preferred Stock. Operating used the proceeds of the Term Loan and cash on hand to repurchase all $275.0 million aggregate principal amount of its 9 3/4% Senior Subordinated Notes due 2014 pursuant to its previously announced tender offer and consent solicitation and to pay accrued interest of $10.6 million and related premium, tender fees and other expenses of $12.1 million. A loss of $9.9 million on refinancing of debt will be included in the statement of operations in the second quarter of fiscal 2006.

On the Closing Date, Group issued a redemption notice pursuant to the Indenture dated as of October 17, 1997 (as amended by the First Supplemental Indenture dated as of May 6, 2003, the “Indenture”) between Group, as issuer, and U.S. Bank National Association, as trustee (the “Trustee”), pursuant to which it gave notice to the Trustee that Group elected to redeem in whole, on June 14, 2006 (the “Redemption Date”), the $21.7 million aggregate principal amount of Senior Discount Debentures issued under the Indenture at a redemption price equal to 100.0% of their outstanding aggregate principal amount, together with accrued and unpaid interest to the Redemption Date. A loss of $0.1 million will be included in the statement of operations in the second quarter of fiscal 2006.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company’s products, overall economic conditions, changes in key personnel, our ability to expand our store base and product offerings, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where the Company’s goods are manufactured, postal rate increases, paper and printing costs, availability of suitable store locations at appropriate terms, the level of the Company’s indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company’s other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the results of operations are provided solely with respect to J.Crew Operating Corp. and its subsidiaries since substantially all of our operations are conducted by J.Crew Operating Corp. However, J.Crew Group, Inc. has additional debt securities and preferred stock outstanding, and its operations include equity related compensation. Accordingly, information with respect to interest expense of J.Crew Group, Inc. is also provided herein. The discussion of liquidity and capital resources pertains to J.Crew Group, Inc. and its consolidated subsidiaries, including J.Crew Operating Corp.

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission.

Results of Operations – First Quarter of Fiscal 2006 Compared to First Quarter of Fiscal 2005

Revenues for the first quarter of fiscal 2006 (the thirteen weeks ended April 29, 2006) increased by $30.2 million, or 14.3%, to $240.7 million from $210.5 million in the first quarter of fiscal 2005 (the thirteen weeks ended April 30, 2005). We believe the increase in revenues for the first quarter of fiscal 2006 resulted from the continuing appeal of our expanded product line in both Stores (our retail and factory stores) and Direct (our catalog and Internet website) and continuing improvements in customer service in both Stores and Direct. Included in revenues for the first quarters of fiscal 2006 and fiscal 2005 were $0.8 million and $1.3 million, respectively, of unredeemed merchandise certificates that expired in that quarter. These certificates were issued in connection with a customer loyalty program which occurred in the fourth quarter of fiscal years 2005 and 2004, respectively.

Stores sales increased by $21.9 million, or 15.1%, to $167.1 million in the first quarter of fiscal 2006 from $145.2 million in the first quarter of fiscal 2005. Comparable store sales (sales at stores open at least twelve months) increased 11.6% to $159.6 million in the first quarter of fiscal 2006 from $143.0 million in the comparable period last year. Non-comparable store sales were $7.5 million in the first quarter of fiscal 2006. There were 163 retail stores and 43 factory stores open at April 29, 2006 compared to 157 and 41, respectively, at April 30, 2005.

Direct sales increased by $6.8 million, or 11.4%, to $66.2 million in the first quarter of fiscal 2006 compared to $59.4 million in the first quarter of fiscal 2005. The number of catalog pages circulated in the first quarter of fiscal 2006 increased by 1% from the first quarter of fiscal 2005.

The approximate percentage of our sales by product category during the first quarter, based on our internal merchandising system, is as follows:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Apparel
Women’s	68%	67%
Men’s	18%	19%
Accessories	14%	14%

	100%	100%

The dollar increase in Stores and Direct sales in the first quarter of fiscal 2006 occurred primarily in women’s apparel, while sales of men’s apparel and accessories increased slightly during the period. The increase in women’s apparel sales was driven by sales of dresses, knits, shorts and sweaters.

Other revenues, which consist primarily of shipping and handling fees and royalties, increased to $7.4 million in the first quarter of fiscal 2006 from $6.0 million in the first quarter of fiscal 2005. Other revenues in the first quarter of fiscal 2005 were negatively impacted by an adjustment of $1.3 million in that quarter due to the reversal of income recognized on unredeemed gift cards in prior years.

Gross profit increased by $13.0 million to $109.4 million in the first quarter of fiscal 2006 from $96.4 million in the first quarter of fiscal 2005. This increase resulted from the following factors:

(a) increase in revenues	$17.7
(b) decrease in gross margin	(3.2)
(c) increase in buying and occupancy costs	(1.5)

$13.0

Gross margin decreased to 45.5% in the first quarter of fiscal 2006 from 45.8% in the first quarter of fiscal 2005. The decrease in gross margin was due to a decrease of 130 basis points in merchandise margin (which is equal to cost of goods sold, excluding buying and occupancy costs) due to increased markdowns, offset by a 100 basis point decrease in buying and occupying costs as a percentage of revenues since buying and occupancy costs increased at a lower rate than revenues.

Selling, general and administrative expenses increased by $7.1 million to $80.4 million in the first quarter of fiscal 2006 from $73.3 million in the first quarter of fiscal 2005. This increase was attributable primarily to increases in variable Stores and Direct operating expenses ($3.3 million), increases in catalog production expenses ($1.0 million) and expenses relating to the development of a new business under the Madewell® name ($0.5 million). As a percentage of revenues, selling, general and administrative expenses decreased to 33.4% in the first quarter of fiscal 2006 from 34.8% in the first quarter of fiscal 2005 resulting from the fact that revenues increased at a faster rate than selling, general and administrative expenses.

Group’s interest expense increased by $1.7 million to $19.2 million in the first quarter of fiscal 2006 from $17.5 million in the first quarter of fiscal 2005 due primarily to an increase of $1.9 million in redeemable preferred stock dividends. Operating’s interest expense decreased by $0.2 million to $7.2 million in the first quarter of fiscal 2006 from $7.4 million in first quarter of fiscal 2005 due primarily to an increase in interest income from higher investments in the quarter.

The provision for income taxes for the first quarter of fiscal 2006 is based on the estimated effective tax rate for the year, which differs from statutory rates due primarily to the utilization of operating loss carryovers, which for alternative minimum tax purposes, are limited to 90% of taxable income in any fiscal year. Net deferred tax assets at January 28, 2006 and April 29, 2006 were fully reserved.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under the Credit Facility (as defined below). Our primary cash needs are capital expenditures in connection with opening new stores, making information technology system enhancements, meeting debt service requirements and funding working capital requirements. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. See “Outlook” below.

Cash provided by operating activities increased by $5.3 million to $11.1 million in the first quarter of fiscal 2006 from $5.8 million in the first quarter of fiscal 2005. Cash provided by operating activities in the first quarter of fiscal 2006 consisted of net income of $7.8 million and non-cash adjustments of $19.7 million. These factors were partially offset by a change in operating assets and liabilities of $16.4 million, primarily an increase in inventories of $13.9 million. Cash provided by operating activities in the first quarter of fiscal 2005 consisted of net income of $4.9 million and non-cash adjustments of $17.9 million. These factors were partially offset by a change in operating assets and liabilities of $16.9 million, primarily an increase in inventories of $16.4 million. The increases in inventories in the first quarters of 2006 and 2005 were primarily due to anticipated sales increases.

Capital expenditures were $5.7 million for the first quarter of fiscal 2006 compared to $4.0 million for the first quarter of fiscal 2005. Capital expenditures in the first quarter of fiscal 2006 consisted primarily of $1.3 million for information technology enhancements and $3.6 million for 5 new stores. Capital expenditures are planned at $55.0 million for the 2006 fiscal year, including $27.0 million for 28 new stores (including two Madewell® and two crewcuts® stores) and $10.0 million for information technology enhancements.

Cash provided by financing activities was $1.0 million in the first quarter of fiscal 2006, resulting from the exercise of stock options.

Credit Facility

On December 23, 2004, Group, Operating and certain of its subsidiaries entered into an Amended and Restated Loan and Security Agreement (the “Credit Facility”) with Wachovia Capital Markets, LLC, as arranger and bookrunner, Wachovia Bank, National Association as administrative agent, Bank of America, N.A., as syndication agent, Congress Financial Corporation, as collateral agent and a syndicate of lenders. The Credit Facility provides for revolving loans and letters of credit of up to $170.0 million (which can be increased to $250.0 million subject to certain conditions) at floating interest rates based on Wachovia’s prime rate plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.25% to 2.00%. The total amount of availability is limited to the sum of (a) invested cash, (b) 90% of eligible receivables, (c) 92.5% of the net recovery percentage of inventories (as determined by inventory appraisal) for the period August 1 through November 30, or 90.0% of the net recovery percentage of inventories for the period December 1 through July 31, and (d) real estate availability of 65% of appraised fair market value. The Credit Facility expires in December 2009. Borrowings under the Credit Facility are guaranteed by Group and all of Operating’s domestic direct or indirect subsidiaries and are secured by a perfected first priority security interest in substantially all of Group’s and its subsidiaries’ assets.

The Credit Facility includes restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, make investments, make loans and make capital expenditures. We are required to maintain a fixed interest charge coverage ratio of 1.1x if excess availability is less than $20.0 million for any 30 consecutive day period. We have at all times been in compliance with all financial covenants under the Credit Facility.

There were no short-term borrowings during the first quarter of fiscal 2006 and there was $97.5 million available under the Credit Facility at April 29, 2006.

Outlook

Management anticipates that capital expenditures in fiscal 2006 will be approximately $55.0 million, primarily for opening 28 new stores and information technology enhancements.

Management believes that the Company’s current cash position, cash flow from operations and availability under the Credit Facility will be adequate to finance working capital needs, planned capital expenditures and debt service obligations for the next twelve months. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under our debt agreements depends on our future financing activities, including our proposed initial public offering, our future operating performance and our future cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Recent Developments

On May 15, 2006 (the “Closing Date”), Operating, as borrower, Group and certain of Operating’s direct and indirect subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit and Guaranty Agreement”) with certain lenders named therein as lenders, Goldman Sachs Credit Partners L.P. (“GSCP”) and Bear, Stearns & Co. Inc. as joint lead arrangers and joint bookrunners, GSCP as administrative agent and collateral agent, Bear Stearns Corporate Lending Inc. as syndication agent and Wachovia Bank, National Association as documentation agent.

The total amount of the term loan (the “Term Loan”) borrowed by Operating under the Credit and Guaranty Agreement on the Closing Date was $285.0 million. The Credit and Guaranty Agreement has an accordion feature by which that principal amount may be increased up to $385.0 million subject to certain terms and conditions. Borrowings under the Credit and Guaranty Agreement will bear interest, at Operating’s option, at the base rate plus a margin ranging from 0.75% to 1.25% or at LIBOR plus a margin ranging from 1.75% to 2.25% per annum, payable quarterly, and will mature on the earlier of (a) the seventh anniversary of the Closing Date and (b) six months prior to the maturity date or mandatory redemption date (unless extended or repaid in accordance with their terms) of Group’s 13 1/8% Senior Discount Debentures due 2008 (the “Senior Discount Debentures”), the indebtedness outstanding under the TPG-MD Amended and Restated Credit Agreement (as defined below), and Group’s outstanding Series A Preferred Stock and Series B Preferred Stock. Operating used the proceeds of the Term Loan and cash on hand to repurchase all $275.0 million aggregate principal amount of its 9 3/4% Senior Subordinated Notes due 2014 pursuant to its previously announced tender offer and consent solicitation and to pay accrued interest of $10.6 million and related premium, tender fees and other expenses of $12.1 million. A loss of $9.9 million on refinancing of debt will be included in Operating’s statement of operations in the second quarter of fiscal 2006.

On the Closing Date, Operating, Group and certain of Operating’s direct and indirect subsidiaries as grantors (collectively, the “Grantors”), entered into a Pledge and Security Agreement Term Loan Collateral (the “Pledge and Security Agreement (Term Loan)”) with GSCP, as collateral agent under the Credit and Guaranty Agreement. Pursuant to the Pledge and Security Agreement (Term Loan), the Term Loan is secured by a perfected first or second priority security interest in the Grantors’ assets subject to inter-creditor arrangements agreed to by the lenders under the Revolving Loan Agreement (as defined below) and lenders under the Credit and Guaranty Agreement.

On the Closing Date, J.Crew Inc. and J.Crew International, Inc., subsidiaries of Operating, as grantors entered into a Trademark Security Agreement (the “Trademark Security Agreement”) with GSCP, as collateral agent under the Credit and Guaranty Agreement. Pursuant to the Trademark Security Agreement, the trademark security interests pledged under the Pledge and Security Agreement (Term Loan) were recorded in the database of the U.S. Patent and Trademark Office.

On the Closing Date, J.Crew International, Inc. as a grantor entered into a Copyright Security Agreement (the “Copyright Security Agreement”) with GSCP, as collateral agent under the Credit and Guaranty Agreement. Pursuant to the Copyright Security Agreement, the copyright security interests pledged under the Pledge and Security Agreement (Term Loan) were recorded in the database of the U.S. Copyright Office and perfected.

On the Closing Date, Operating, Group and certain of Operating’s direct and indirect subsidiaries entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with GSCP, as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia, as administrative agent and collateral agent under the Revolving Loan Agreement. The Intercreditor Agreement details the relative rights and obligations of GSCP, as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia, as administrative agent and collateral agent under the Revolving Loan Agreement.

On the Closing Date, Operating, Group and certain of Operating’s direct and indirect subsidiaries as guarantors entered into an Amended and Restated Credit Agreement (the “TPG-MD Amended and Restated Credit Agreement”) with TPG-MD Investment, LLC. Pursuant to the TPG-MD Amended and Restated Credit Agreement, TPG-MD Investment, LLC agreed to subordinate its term loans to the indebtedness incurred under the Credit and Guaranty Agreement and the Revolving Loan Agreement.

On the Closing Date, Operating and certain of Operating’s direct and indirect subsidiaries as borrowers (the “Revolver Borrowers”), Group and J. Crew International, Inc. as guarantors (the “Revolver Guarantors”) entered into (i) Amendment No.2 to the Amended and Restated Loan and Security Agreement, dated December 23, 2004, as amended as of October 10, 2005 by the First Amendment to the Amended and Restated Loan and Security Agreement, by and among the Revolver Borrowers, the Revolver Guarantors, the lenders party thereto, Wachovia, as administrative agent, Congress Financial Corporation, as collateral agent and Bank of America, N.A., as syndication agent (as amended or supplemented from time to time, the “Revolving Loan Agreement”), with the lenders party to the Revolving Loan Agreement, and Wachovia, in its capacity as administrative agent and collateral agent for such lenders, and (ii) Amendment No.1 to Guarantee, with Wachovia, as administrative agent and collateral agent under the Revolving Loan Agreement (collectively, the “Amendment No.2”). Pursuant to Amendment No.2, the lenders under the Revolving Loan Agreement agreed to amend the Revolving Loan Agreement to add a newly-formed subsidiary of Operating, Madewell Inc., a Delaware corporation, as an additional guarantor under the Revolving Loan Agreement.

On the Closing Date, the Revolver Borrowers and the Revolver Guarantors and Madewell Inc. entered into Amendment No.3 to the Revolving Loan Agreement (the “Amendment No.3”) with Wachovia as administrative agent and collateral agent under the Revolving Loan Agreement. Pursuant to Amendment No.3, the lenders under the Revolving Loan Agreement agreed to amend the Revolving Loan Agreement to allow the Revolver Borrowers and the Revolver Guarantors to, among other things, incur the Term Loan and to enter into the Credit and Guaranty Agreement, the Pledge and Security Agreement (Term Loan), the Trademark Agreement, the Copyright Agreement, the Intercreditor Agreement and the TPG-MD Amended and Restated Credit Agreement, as well as to permit Group to redeem and cancel all outstanding $21.7 aggregate principal amount of 13 1/8% Senior Discount Debentures (the “Senior Discount Debentures”).

On the Closing Date, Group issued a redemption notice pursuant to the Indenture dated as of October 17, 1997 (as amended by the First Supplemental Indenture dated as of May 6, 2003, the “Indenture”) between Group, as issuer, and U.S. Bank National Association, as trustee (the “Trustee”), pursuant to which it gave notice to the Trustee that Group elected to redeem in whole, on June 14, 2006 (the “Redemption Date”), all $21.7 million aggregate principal amount of Senior Discount Debentures at a redemption price equal to 100.0% of their outstanding aggregate principal amount, together with accrued and unpaid interest to the Redemption Date.

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise. We also enter into standby letters of credit to secure certain of our obligations, including insurance programs and duties related to import purchases. As of April 29, 2006, we had the following obligations under letters of credit in future periods.

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
			($ in millions)
Letters of Credit
Standby	$6.7	$—	$—	$—	$6.7
Documentary	63.9	63.9	—	—	—

	$70.6	$63.9	$—	$—	$6.7

Contractual Obligations

The following table summarizes our contractual obligations as of April 29, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	($ in millions)
Long-term debt obligations(1)	$320.1	—	$45.1	—	$275.0
Redeemable preferred stock	326.7	—	—	326.7	—
Operating lease obligations(2)	327.9	55.4	102.4	83.6	86.5
Purchase obligations:
Inventory commitments	224.3	224.3	—	—	—
Other	7.0	4.5	2.5	—	—
Employment agreements	4.5	1.9	2.6	—	—

	235.8	230.7	5.1	—	—

Total(3)	$1,210.5	286.1	152.6	$410.3	$361.5

(1)	As described above under “—Recent Developments,” the $275.0 million aggregate principal amount of 9 3/4% Senior Subordinated Notes due 2014 were repurchased on May 15, 2006 with the proceeds of the $285.0 million Term Loan and cash on hand. If the Term Loan had been outstanding on April 29, 2006, we would have had long-term debt with maturities of $1.4 million within one year, $5.7 million in 2-3 years, $5.7 million in 4-5 years and $272.2 million after 5 years.
(2)	Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes that could have a material effect on our results of operations within any given year. Operating lease obligations do not include common area maintenance, insurance, taxes and other occupancy costs, which constitute approximately an additional 50% of the minimum lease obligations.
(3)	These amounts do not include dividends on Group’s Series A Preferred Stock and Series B Preferred Stock.

Seasonality

Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter. We have four distinct selling seasons that align with our four fiscal quarters. Revenues are usually substantially higher in our fourth fiscal quarter, particularly December, as customers make holiday purchases. Approximately 30% of our revenues in fiscal year 2005 occurred in the fourth quarter. Our working capital requirements also fluctuate throughout the year increasing substantially in September and October in anticipation of holiday season inventory requirements.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our variable rate debt consists of borrowings under the Credit Facility and the Term Loan. The interest rates under the Credit Facility are a function of Wachovia’s prime rate or LIBOR, and the interest rates under the Term Loan are a function of a base rate or LIBOR. A one percentage point increase in the interest rate on our variable rate debt would result in a change in income before taxes of approximately $100,000 for each $10.0 million of borrowings under the Credit Facility and approximately $2.8 million for the $285.0 million of borrowings under the Term Loan.

We have a licensing agreement in Japan that provides for royalty payments in yen based on sales of J.Crew merchandise. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At April 29, 2006, there were no forward foreign exchange contracts outstanding.

We also enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at April 29, 2006 were $70.6 million, including $6.7 million of standby letters of credit.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the last fiscal quarter, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the last fiscal quarter our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits.

Exhibit No.	Document
2.1	Agreement and Plan of Merger between J. Crew Group, Inc. (a New York corporation) and J. Crew Group, Inc. (a Delaware corporation), dated as of October 11, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on October 17, 2005.

2.2	Agreement of Merger between J. Crew Group, Inc. and J. Crew Intermediate LLC, dated as of October 11, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on October 17, 2005.

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

3.3	Certificate of Incorporation of J.Crew Operating Corp., as amended. Incorporated by reference to Exhibits 3.1 and 3.2 to the Registration Statement of J.Crew Operating Corp. on Form S-4 filed on December 16, 1997 (File No. 333-42423) (the “Operating S-4”).

3.4	By-laws of J.Crew Operating Corp., as amended. Incorporated by reference to Exhibit 3 to the Form 10-Q for the period ended October 31, 1998 and Exhibit 3.14 to the Operating S-4.

4.1	Indenture, dated as of March 18, 2005, among J.Crew Operating Corp., as Issuer, J.Crew Intermediate LLC, Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew, Inc. and J.Crew International, Inc. as Guarantors, and U.S. Bank National Association as Trustee (the “9 3/4% Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 23, 2005.

4.2	First Supplemental Indenture, dated as of October 17, 2005, supplementing the 9 3/4% Notes Indenture. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 18, 2005.

4.3	Second Supplemental Indenture, dated as of October 17, 2005, supplementing the 9 3/4% Notes Indenture. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 18, 2005.

10.1	Purchase Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG Partners II L.P., TPG Parallel II L.P. and TPG Investors II L.P. Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement filed on August 17, 2005.

10.2	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”). Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on December 28, 2004.

10.3	Security Agreement, dated as of November 21, 2004, by and among J.Crew Operating Group, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC as Grantors, and U.S. Bank National Association as Collateral Agent. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 28, 2004.

10.4	Intercreditor Agreement, dated as of November 21, 2004, among Congress Financial Corporation as Senior Credit Agent, U.S. Bank National Association as Collateral Agent, J.Crew Operating Corp., J.Crew, Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 28, 2004.

10.5	Amendment No. 1, dated as of October 10, 2005, to the Credit Facility. Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on October 17, 2005.

10.6	Joinder Agreement between J. Crew Group, Inc. and Wachovia Bank, National Association, as Agent under the Credit Facility, dated October 12, 2005. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 18, 2005.

10.7	Amendment No. 2, dated as of May 15, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, a national banking association, in its capacity as administrative agent and collateral agent for lenders (the “Agent”), and Amendment No. 1 to Guarantee, dated as of May 15, 2006, by the borrowers and guarantors in favor of the Agent. Incorporated by reference to Exhibit 10.1(C) to the S-1/A Registration Statement filed on May 16, 2006.

10.8	Amendment No. 3, dated as of May 15, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1 (D) to the S-1/A Registration Statement filed on May 16, 2006.

10.9	Amended and Restated Credit Agreement, dated as of May 15, 2006, by an among TPG-MD Investment, LLC, J. Crew Operating Corp., J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc. and J. Crew International, Inc. Incorporated by reference to Exhibit 10.2 to the S-1/A Registration Statement filed on May 16, 2006.

10.10	Credit Agreement, dated as of February 4, 2003, by and between J.Crew Group, Inc., J.Crew Operating Corp., and certain subsidiaries thereof, and TPG-MD Investment, LLC (the “TPG-MD Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2003.

10.11	Amendment No. 1, dated as of November 21, 2004, to the TPG-MD Credit Agreement. Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 28, 2004.

10.12	Letter Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG-MD Investment, LLC. Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement filed on August 17, 2005.

10.13	Amended and Restated Employment Agreement by and among J. Crew Group, Inc., J. Crew Operating Corp. and Millard S. Drexler dated as of October 20, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2005.

10.14	Trademark License Agreement by and among J. Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.15	Employment Agreement, dated August 16, 2005, by and among J. Crew Group, Inc., its operating subsidiaries and James Scully. Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement filed on August 17, 2005.

10.16	Credit and Guaranty Agreement, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries of J. Crew Operating Corp. named as guarantors therein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, Bear Stearns Corporate Lending, Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent (the “Credit and Guaranty Agreement”). Incorporated by reference to Exhibit 10.17 to the S-1/A Registration Statement filed on May 16, 2006.

10.17	Pledge and Security Agreement Term Loan Collateral, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries. Incorporated by reference to Exhibit 10.18 to the S-1/A Registration Statement filed on May 16, 2006.

10.18	Trademark Security Agreement, dated, as of May 15, 2006, by and among J. Crew Inc. and J. Crew International, as grantors, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.19 to the S-1/A Registration Statement filed on May 16, 2006.

10.19	Copyright Security Agreement, dated as of May 15, 2006, by and between J. Crew International, as grantor, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.20 to the S-1/A Registration Statement filed on May 16, 2006.

10.20	Intercreditor Agreement, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries of J. Crew Operating Corp. named as guarantors in the Credit and Guaranty Agreement, Goldman Sachs Credit Partners L.P., in its capacity as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia Bank, National Association, in its capacity as administrative agent and collateral agent under the Credit Facility. Incorporated by reference to Exhibit 10.21 to the S-1/A Registration Statement filed on May 16, 2006.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

b. Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter covered by this report:

Form 8-K filed March 1, 2006 relating to the extension of J.Crew Operating Corp.’s cash tender offer and consent solicitation for all of its outstanding 9 3/4% Senior Subordinated Notes due 2014.

Form 8-K filed on April 11, 2006 relating to compensation payable to the Company’s named executive officers and performance targets for fiscal 2006.

Form 8-K filed April 24, 2006 relating to the Company’s entry into commitment letters with Goldman Sachs Credit Partners L.P., Bear, Stearns & Co. Inc., Bear Stearns Corporate Lending Inc., and Wachovia Bank, National Association relating to a senior secured term loan.

Form 8-K filed April 25, 2006 relating to the Company’s financial results for the period ended April 29, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company.

J. CREW GROUP, INC.
(Registrant)

Date: June 6, 2006	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date: June 6, 2006	By:	/s/ James S. Scully
James S. Scully
Executive Vice President and Chief Financial Officer

J. CREW OPERATING CORP.
(Registrant)

Date: June 6, 2006	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and Chief Executive Officer

Date: June 6, 2006	By:	/s/ James S. Scully
James S. Scully
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
2.1	Agreement and Plan of Merger between J. Crew Group, Inc. (a New York corporation) and J. Crew Group, Inc. (a Delaware corporation), dated as of October 11, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on October 17, 2005.

2.2	Agreement of Merger between J. Crew Group, Inc. and J. Crew Intermediate LLC, dated as of October 11, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on October 17, 2005.

3.1	Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the S-1/A Registration Statement filed on October 11, 2005.

3.2	Bylaws of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

3.3	Certificate of Incorporation of J.Crew Operating Corp., as amended. Incorporated by reference to Exhibits 3.1 and 3.2 to the Registration Statement of J.Crew Operating Corp. on Form S-4 filed on December 16, 1997 (File No. 333-42423) (the “Operating S-4”).

3.4	By-laws of J.Crew Operating Corp., as amended. Incorporated by reference to Exhibit 3 to the Form 10-Q for the period ended October 31, 1998 and Exhibit 3.14 to the Operating S-4.

4.1	Indenture, dated as of March 18, 2005, among J.Crew Operating Corp., as Issuer, J.Crew Intermediate LLC, Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew, Inc. and J.Crew International, Inc. as Guarantors, and U.S. Bank National Association as Trustee (the “9 3/4% Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 23, 2005.

4.2	First Supplemental Indenture, dated as of October 17, 2005, supplementing the 9 3/4% Notes Indenture. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 18, 2005.

4.3	Second Supplemental Indenture, dated as of October 17, 2005, supplementing the 9 3/4% Notes Indenture. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 18, 2005.

10.1	Purchase Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG Partners II L.P., TPG Parallel II L.P. and TPG Investors II L.P. Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement filed on August 17, 2005.

10.2	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”). Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on December 28, 2004.

10.3	Security Agreement, dated as of November 21, 2004, by and among J.Crew Operating Group, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC as Grantors, and U.S. Bank National Association as Collateral Agent. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 28, 2004.

10.4	Intercreditor Agreement, dated as of November 21, 2004, among Congress Financial Corporation as Senior Credit Agent, U.S. Bank National Association as Collateral Agent, J.Crew Operating Corp., J.Crew, Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 28, 2004.

10.5	Amendment No. 1, dated as of October 10, 2005, to the Credit Facility. Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on October 17, 2005.

10.6	Joinder Agreement between J. Crew Group, Inc. and Wachovia Bank, National Association, as Agent under the Credit Facility, dated October 12, 2005. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 18, 2005.

10.7	Amendment No. 2, dated as of May 15, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, a national banking association, in its capacity as administrative agent and collateral agent for lenders (the “Agent”), and Amendment No. 1 to Guarantee, dated as of May 15, 2006, by the borrowers and guarantors in favor of the Agent. Incorporated by reference to Exhibit 10.1(C) to the S-1/A Registration Statement filed on May 16, 2006.

10.8	Amendment No. 3, dated as of May 15, 2006, to the Credit Facility by and among Operating, J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., as borrowers, Group, J. Crew International, Inc. and Madewell Inc., as guarantors, the lenders named therein and the Agent. Incorporated by reference to Exhibit 10.1(D) to the S-1/A Registration Statement filed on May 16, 2006.

10.9	Amended and Restated Credit Agreement, dated as of May 15, 2006, by an among TPG-MD Investment, LLC, J. Crew Operating Corp., J. Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc. and J. Crew International, Inc. Incorporated by reference to Exhibit 10.2 to the S-1/A Registration Statement filed on May 16, 2006.

10.10	Credit Agreement, dated as of February 4, 2003, by and between J.Crew Group, Inc., J.Crew Operating Corp., and certain subsidiaries thereof, and TPG-MD Investment, LLC (the “TPG-MD Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2003.

10.11	Amendment No. 1, dated as of November 21, 2004, to the TPG-MD Credit Agreement. Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 28, 2004.

10.12	Letter Agreement, dated as of August 16, 2005, between J. Crew Group, Inc. and TPG-MD Investment, LLC. Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement filed on August 17, 2005.

10.13	Amended and Restated Employment Agreement by and among J. Crew Group, Inc., J. Crew Operating Corp. and Millard S. Drexler dated as of October 20, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2005.

10.14	Trademark License Agreement by and among J. Crew Group, Inc., Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

10.15	Employment Agreement, dated August 16, 2005, by and among J. Crew Group, Inc., its operating subsidiaries and James Scully. Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement filed on August 17, 2005.

10.16	Credit and Guaranty Agreement, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries of J. Crew Operating Corp. named as guarantors therein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, Bear Stearns Corporate Lending, Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent (the “Credit and Guaranty Agreement”). Incorporated by reference to Exhibit 10.17 to the S-1/A Registration Statement filed on May 16, 2006.

10.17	Pledge and Security Agreement Term Loan Collateral, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries. Incorporated by reference to Exhibit 10.18 to the S-1/A Registration Statement filed on May 16, 2006.

10.18	Trademark Security Agreement, dated, as of May 15, 2006, by and among J. Crew Inc. and J. Crew International, as grantors, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.19 to the S-1/A Registration Statement filed on May 16, 2006.

10.19	Copyright Security Agreement, dated as of May 15, 2006, by and between J. Crew International, as grantor, and Goldman Sachs Credit Partners L.P., as collateral agent. Incorporated by reference to Exhibit 10.20 to the S-1/A Registration Statement filed on May 16, 2006.

10.20	Intercreditor Agreement, dated as of May 15, 2006, by and among J. Crew Operating Corp., J. Crew Group, Inc. and certain subsidiaries of J. Crew Operating Corp. named as guarantors in the Credit and Guaranty Agreement, Goldman Sachs Credit Partners L.P., in its capacity as administrative agent and collateral agent under the Credit and Guaranty Agreement, and Wachovia Bank, National Association, in its capacity as administrative agent and collateral agent under the Credit Facility. Incorporated by reference to Exhibit 10.21 to the S-1/A Registration Statement filed on May 16, 2006.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.