Form 10-K/A
period 2006-01-28
J CREW OPERATING CORP; J CREW GROUP INC
filed 2006-06-13
CIK 1051425, 1051251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-42427	J. CREW GROUP, INC. (Incorporated in Delaware) 770 Broadway New York, New York 10003 Telephone: (212) 209 2500	22-2894486

333-42423	J. CREW OPERATING CORP. (Incorporated in Delaware) 770 Broadway New York, New York 10003 Telephone: (212) 209 2500	22-3540930

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

The common stock of each registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

The number of shares if the registrants’ common stock outstanding at April 15, 2006 was:

J. Crew Group, Inc.	13,264,665 shares of common stock, par value $.01 per share

J. Crew Operating Corp.	100 shares of common stock, par value $.01 per share (all of which are owned by J.Crew Group, Inc.)

This Annual Report on Form 10-K is a combined report being filed by two different registrants: J.Crew Group, Inc. and J.Crew Operating Corp. (a wholly owned direct subsidiary of J.Crew Group, Inc.). The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

Documents incorporated by reference: None

J.Crew Operating Corp. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of the Form 10-K and is therefore filing this Form 10-K/A with the reduced disclosure format.

Explanatory Note

This Form 10-K/A (the “10-K/A”) is being filed to correct a typographical error in the Report of Independent Registered Public Accounting Firm in Item 15 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 25, 2006 (the “10-K”) and make related conforming changes. At the request of the Securities and Exchange Commission, the Company is re-filing all of Item 15. Except as described above, no change has been made to the 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following are filed as part of this annual report:

1.	Financial Statements

(i) Report of KPMG LLP, Independent Registered Public Accounting Firm

(ii) Financial Statements

J. Crew Group, Inc. and subsidiaries: Consolidated Balance Sheets as of January 29, 2005 and January 28, 2006; Consolidated Statements of Operations for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006; Consolidated Statements of Changes in Stockholders’ Deficit for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006; Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006.

J. Crew Operating Corp. and subsidiaries: Consolidated Balance Sheets as of January 29, 2005 and January 28, 2006; Consolidated Statements of Operations for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006; Consolidated Statements of Changes in Stockholders’ Deficit for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006; Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006.

(iii) Notes to consolidated financial statements

2.	Financial Statement Schedules. Schedule II Valuation and Qualifying Accounts.

3.	The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)	The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(c)	Schedule II Valuation and Qualifying Accounts.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2006	J. CREW GROUP, INC. J. CREW OPERATING CORP.

	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chief Executive Officer

3

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities indicated, on June 13, 2006.

Signature	Title

/s/ Millard Drexler Millard Drexler	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)

/s/ James Scully James Scully	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Bridget Ryan Berman Bridget Ryan Berman	Director

/s/ Richard Boyce Richard Boyce	Director

/s/ Jonathan Coslet Jonathan Coslet	Director

/s/ James Coulter James Coulter	Director

/s/ Steven Grand-Jean Steven Grand-Jean	Director

/s/ Emily Scott Emily Scott	Director

/s/ Thomas Scott Thomas Scott	Director

/s/ Stuart Sloan Stuart Sloan	Director

/s/ Josh Weston Josh Weston	Director

4

INDEX TO FINANCIAL STATEMENTS

Report of KPMG LLP, Independent Registered Public Accounting Firm	F-2

J. Crew Group, Inc. and subsidiaries:

Consolidated Balance Sheets as of January 29, 2005 and January 28, 2006	F-3

Consolidated Statements of Operations for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006	F-5

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006	F-6

J. Crew Operating Corp. and subsidiaries:

Consolidated Balance Sheets as of January 29, 2005 and January 28, 2006	F-7

Consolidated Statements of Operations for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006	F-8

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006	F-9

Consolidated Statements of Cash Flow for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006	F-10

Notes to Consolidated Financial Statements	F-11

Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006	F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J. Crew Group, Inc. and J. Crew Operating Corp.

We have audited the consolidated financial statements of J. Crew Group, Inc. (“Group”) and J. Crew Operating Corp., a wholly owned subsidiary of Group (“Operating”) (together referred to as the “Companies”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Companies management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Companies are not required to have, nor were we engaged to perform, an audit of their internal controls over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Group and Operating as of January 29, 2005 and January 28, 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in the third quarter of fiscal 2003, Group adopted Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

KPMG LLP

New York, New York

April 24, 2006

J.CREW GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	January 29, 2005	January 28, 2006
	(in thousands, except for shares)
Assets
Current assets:
Cash and cash equivalents	$23,647	$61,275
Merchandise inventories	88,093	116,191
Prepaid expenses and other current assets	22,217	29,132
Refundable income taxes	9,320	8,600

Total current assets	143,277	215,198

Property and equipment—at cost	259,098	252,328
Less accumulated depreciation and amortization	(138,285)	(142,920)

	120,813	109,408

Other assets	14,104	12,715

Total assets	$278,194	$337,321

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$68,569	$75,833
Other current liabilities	61,148	64,031
Federal and state income taxes	1,392	2,677

Total current liabilities	131,109	142,541

Deferred credits	59,064	57,956
Long-term debt	576,933	631,867
Preferred stock	92,800	92,800

Stockholders’ deficit
Common stock $.01 par value; authorized 100,000,000 shares; issued 13,780,175 and 14,338,939 shares; outstanding 13,207,086 and 13,701,100 shares	137	143
Accumulated deficit	(579,183)	(582,645)
Deferred compensation	(253)	(2,655)
Treasury stock, at cost (573,089 and 637,839 shares)	(2,413)	(2,686)

Total stockholders’ deficit	$(581,712)	$(587,843)

Total liabilities and stockholders’ deficit	$278,194	$337,321

See notes to consolidated financial statements.

J.CREW GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
	(in thousands)
Revenues:
Net sales	$660,628	$778,165	$924,129
Other	29,337	26,051	29,059

	689,965	804,216	953,188
Cost of goods sold, including buying and occupancy costs	440,276	478,829	555,192

Gross profit	249,689	325,387	397,996
Selling, general and administrative expenses	280,464	287,745	318,499

Income (loss) from operations	(30,775)	37,642	79,497
Interest expense-net of interest income of $(162) in 2003, $(256) in 2004 and $(584) in 2005	63,844	87,571	72,903
Insurance proceeds	(3,850)	—	—
(Gain) loss on refinancing of debt (net of expenses of $2,922 in 2003)	(41,085)	49,780	—

Income (loss) before income taxes	(49,684)	(99,709)	6,594
Provision for income taxes	500	600	2,800

Net income (loss)	$(50,184)	$(100,309)	$3,794

See notes to consolidated financial statements.

J.CREW GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Deferred compensation	Stockholders’ deficit
	Shares	Amount
Balance at February 1, 2003	13,359,773	$134	$—	$(389,281)	$(2,351)	$(165)	$(391,663)
Net loss	—	—	—	(50,184)	—	—	(50,184)
Issuance of restricted stock	224,402	2	163	—	—	(165)	—
Restricted stock expense	—	—	—	—	—	41	41
Forfeiture of restricted stock	—	—	—	—	(62)	62	—
Preferred stock dividends	—	—	(163)	(26,097)	—	—	(26,260)

Balance at January 31, 2004	13,584,175	136	—	(465,562)	(2,413)	(227)	(468,066)

Net loss	—	—	—	(100,309)	—	—	(100,309)
Issuance of restricted stock	196,000	1	144	—	—	(145)	—
Restricted stock expense	—	—	—	—	—	119	119
Preferred stock dividends	—	—	(144)	(13,312)	—	—	(13,456)

Balance at January 29, 2005	13,780,175	$137	—	(579,183)	(2,413)	(253)	(581,712)

Net income	—	—	—	3,794	—	—	3,794
Issuance of restricted stock	170,000	2	2,825	—	—	(2,827)	—
Restricted stock expense	—	—	—	—	—	556	556
Forfeiture of restricted stock	—	—	—	—	(273)	273	—
Preferred stock dividends	—	—	(6,200)	(7,256)	—	—	(13,456)
Exercise of stock options	388,764	4	2,727	—	—	—	2,731
Issuance of stock options	—	—	525	—	—	(525)	—
Stock option expense	—	—	—	—	—	121	121
Non-employee stock option expense	—	—	83	—	—	—	83
Tax effect from exercise of stock options	—	—	40	—	—	—	40

Balance at January 28, 2006	14,338,939	$143	—	$(582,645)	$(2,686)	$(2,655)	$(587,843)

See notes to consolidated financial statements.

J.CREW GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(50,184)	$(100,309)	$3,794
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	43,075	37,061	33,461
Amortization of deferred financing costs	2,179	2,425	1,063
Non-cash interest expense (including redeemable preferred stock dividends of $14,206 in 2003, $33,106 in 2004 and $40,284 in 2005)	40,991	63,536	41,478
Deferred income taxes	5,000	—	—
Non-cash compensation expense	41	119	760
(Gain) loss on refinancing of debt	(41,085)	49,780	—
Changes in operating assets and liabilities:
Merchandise inventories	41,290	(22,065)	(28,098)
Prepaid expenses and other current assets	4,153	(1,484)	(6,915)
Other assets	832	664	326
Accounts payable and other liabilities	(23,211)	28,819	8,921
Federal and state income taxes	(4,845)	217	2,045

Net cash provided by operating activities	18,236	58,763	56,835

Cash flow from investing activities:
Capital expenditures	(9,908)	(13,431)	(21,938)

Cash flow from financing activities:
Proceeds from long-term debt	25,820	275,000	—
Costs incurred in refinancing debt	(2,617)	(22,137)	—
Repayment of long-term debt	(776)	(324,198)	—
Proceeds from the exercise of stock options	—	—	2,731

Net cash provided by (used in) financing activities	22,427	(71,335)	2,731

Increase (decrease) in cash and cash equivalents	30,755	(26,003)	37,628
Cash and cash equivalents at beginning of year	18,895	49,650	23,647

Cash and cash equivalents at end of year	$49,650	$23,647	$61,275

Supplemental cash flow information:
Income taxes paid	$345	$411	$366

Interest paid	$20,400	$23,270	$30,362

Non-cash financing activities:
Dividends on preferred stock (charged directly to stockholder’s deficit)	$26,260	$13,456	$13,456

Interest payable on 13 1/8% Senior Discount Debentures at February 1, 2003 capitalized and added to the principal amount of the debt	$4,416

Exchange of 16% Senior Discount Contingent Principal Notes of J.Crew Intermediate LLC with a fair value of $87,006 for $131,083 carrying value of 13 1/8% Debentures of J.Crew Group, Inc.	$—

See notes to consolidated financial statements.

J.CREW OPERATING CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	January 29, 2005	January 28, 2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$23,647	$61,275
Merchandise inventories	88,093	116,191
Prepaid expenses and other current assets	22,217	29,132
Refundable income taxes	9,320	8,600

Total current assets	143,277	215,198

Property and equipment—at cost	259,098	252,328
Less accumulated depreciation and amortization	(138,285)	(142,920)

	120,813	109,408

Due from J.Crew Group, Inc.	178,757	178,830
Other assets	13,971	12,619

Total assets	$456,818	$516,055

Liabilities and Stockholder’s (Deficit) Equity
Current liabilities:
Accounts payable	$68,569	$75,833
Other current liabilities	60,314	63,197
Federal and state income taxes	1,392	2,677

Total current liabilities	130,275	141,707
Deferred credits	59,064	57,956
Long-term debt	297,000	298,195
Stockholder’s (deficit) equity	(29,521)	18,197

Total liabilities and stockholder’s (deficit) equity	$456,818	$516,055

See notes to consolidated financial statements.

J.CREW OPERATING CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
	(in thousands)
Revenues:
Net sales	$660,628	$778,165	$924,129
Other	29,337	26,051	29,059

	689,965	804,216	953,188
Costs of goods sold, including buying and occupancy costs	440,276	478,829	555,192

Gross profit	249,689	325,387	397,996
Selling, general and administrative expenses	280,423	287,704	317,739

Income (loss) from operations	(30,734)	37,683	80,257
Interest expense—net of interest income of $(162) in 2003, $(256) in 2004 and $(584) in 2005	20,496	21,615	29,739
Insurance proceeds	(3,850)	—	—
Loss on refinancing of debt	—	4,024	—

Income (loss) before income taxes	(47,380)	12,044	50,518
Income tax provision (benefit)	(5,410)	600	2,800

Net income (loss)	$(41,970)	$11,444	$47,718

See notes to consolidated financial statements.

J.CREW OPERATING CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders (Deficit) / Equity

(in thousands)
Balance at February 1, 2003	$10,325
Net loss	(41,970)
Dividends to affiliates	(9,320)

Balance at January 31, 2004	(40,965)
Net income	11,444

Balance at January 29, 2005	(29,521)
Net income	47,718

Balance at January 28, 2006	$18,197

Note: Operating Corp. has authorized 100 shares of common stock, par value $.01 per share, all of which were issued and outstanding during the three year period ended January 28, 2006.

See notes to consolidated financial statements.

J.CREW OPERATING CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended
	January 31, 2004	January 29, 2005	January 28, 2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(41,970)	$11,444	$47,718
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,075	37,061	33,461
Amortization of deferred financing costs	1,724	1,855	1,027
Deferred income taxes	(910)	—	—
Non-cash interest expense	1,000	1,000	1,194
Loss on refinancing of debt	—	4,024	—
Changes in operating assets and liabilities:
Merchandise inventories	41,290	(22,065)	(28,098)
Prepaid expenses and other current assets	4,153	(1,484)	(6,915)
Other assets	832	664	326
Accounts payable and other liabilities	(23,267)	28,860	8,921
Federal and state income taxes	(4,845)	217	2,005

Net cash provided by operating activities	21,082	61,576	59,639

Cash flow from investing activities:
Capital expenditures	(9,908)	(13,431)	(21,938)

Cash flow from financing activities:
Proceeds from long-term debt	25,820	275,000	—
Transfers to affiliates	(5,463)	(184,654)	(73)
Costs incurred in refinancing debt	—	(9,450)	—
Repayment of long-term debt	(776)	(155,044)	—

Net cash provided by (used in) financing activities	19,581	(74,148)	(73)

Increase (decrease) in cash and cash equivalents	30,755	(26,003)	37,628
Cash and cash equivalents at beginning of year	18,895	49,650	23,647

Cash and cash equivalents at end of year	$49,650	$23,647	$61,275

Supplemental cash flow information:
Income taxes paid	$345	$411	$366

Interest paid	$15,502	$18,502	$26,813

See notes to consolidated financial statements

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

1. Nature Of Business And Summary Of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements presented herein are:

(1) J. Crew Operating Corp. and subsidiaries (Operating), which consist of the accounts of J. Crew Operating Corp. and its wholly owned subsidiaries.

(2) J.Crew Group, Inc. and its wholly-owned subsidiaries (collectively, the Company or Group), which consist of the accounts of J.Crew Group, Inc. and its wholly-owned subsidiaries, including J.Crew Intermediate LLC (Intermediate) and J.Crew Operating Corp. (Operating). Intermediate was formed in March 2003 as a limited liability company. Effective May 2003, Group transferred its investment in Operating to Intermediate. On October 11, 2005, Intermediate was merged into J.Crew Group, Inc., and J. Crew Group Inc. became the direct parent of Operating.

All significant intercompany balances and transactions are eliminated in consolidation.

Except where otherwise specified all notes to the consolidated financial statements apply to both Operating and Group.

(b) Business

The Company designs, contracts for the manufacture of, markets and distributes women’s and men’s apparel, shoes and accessories under the J.Crew brand name. The Company’s products are marketed, primarily in the United States, through various channels of distribution, including retail and factory stores, catalogs, and the Internet. The Company is also party to a licensing agreement which grants the licensee exclusive rights to use the Company’s trademarks in connection with the manufacture and sale of products in Japan. The license agreement provides for payments based on a specified percentage of net sales.

The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its sales and operating results generally to be lower in the first and second quarters than in the third and fourth quarters (which include the back-to-school and holiday seasons) of each fiscal year.

A significant amount of the Company’s products are produced in Asia through arrangements with independent contractors. As a result, the Company’s operations could be adversely affected by political instability resulting in the disruption of trade from the countries in which these contractors are located or by the imposition of additional duties or regulations relating to imports or by the contractor’s inability to meet the Company’s production requirements.

(c) Segment Information

The Company operates in one reportable business segment. All of the Company’s identifiable assets are located in the United States. Export sales are not significant.

(d) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2003, 2004 and 2005 ended on January 31, 2004, January 29, 2005 and January 28, 2006 and each fiscal year consisted of 52 weeks.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

(e) Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $14,192 and $47,853 at January 29, 2005 and January 28, 2006, respectively, are stated at cost, which approximates market value.

(f) Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory and these costs are included in cost of goods sold as the inventories are sold.

(g) Advertising and Catalog Costs

Direct response advertising, which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. The Company accounts for catalog costs in accordance with the AICPA Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which was four months for the fiscal years 2003, 2004 and 2005. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 29, 2005 and January 28, 2006 were $6,478 and $7,497, respectively. Catalog costs, which are reflected in selling, general and administrative expenses, for the fiscal years 2003, 2004 and 2005 were $43,978, $41,258 and $44,286, respectively.

All other advertising costs, which are not significant, are expensed as incurred.

(h) Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful lives by the straight-line method. Buildings and improvements are depreciated over estimated useful lives of twenty years. Furniture, fixtures and equipment are depreciated over estimated useful lives, ranging from three to ten years. Leasehold improvements (including rent capitalized during the construction period) are amortized over the shorter of their useful lives or related lease terms (without consideration of optional renewal periods).

Systems development costs are capitalized and amortized on a straight-line basis over periods ranging from three to five years.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

(i) Debt Issuance Costs

Debt issuance costs (included in other assets) are amortized over the term of the related debt agreements. Unamortized debt issuance costs are as follows:

	January 29, 2005	January 28, 2006
Group	$132	$96
Operating	7,897	6,979

Total	$8,029	$7,075

(j) Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This statement requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities.

(k) Revenue Recognition

Revenue is recognized for catalog and Internet sales when merchandise is shipped to customers and at the time of sale for retail sales. Shipping terms for catalog and Internet sales are FOB shipping point, and title passes to the customer at the time and place of shipment. Prices for all merchandise are listed in the Company’s catalogs and website and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return that are accounted for in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. Amounts billed to customers for shipping and handling fees related to catalog and Internet sales are included in other revenues at the time of shipment. Royalty revenue is recognized as it is earned based on contractually specified percentages applied to reported sales. Advance royalty payments are deferred and recorded as revenue when the related sales occur. Other revenues include the estimated amount of unredeemed gift card liability based on Company specific historical trends, which amounted to $1,676, $1,410 and $806 in fiscal years 2003, 2004 and 2005, respectively. Furthermore, the Company recorded an adjustment in fiscal 2005 to reverse income of $1,254 recognized on unredeemed gift cards in prior years. In the fourth quarter of fiscal 2005, the Company changed its policy to recognize unredeemed gift cards on a ratable basis over the redemption period, rather than at time of issuance. This change in policy did not have a material impact on the Company’s financial position or statements of operations for the periods presented.

(l) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, inbound freight, design, buying and production costs, occupancy costs related to store operations and all shipping and handling and delivery costs associated with our Direct business.

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, certain warehousing expenses, which aggregated $9,860, $10,816 and $14,042 for fiscal years 2003, 2004, and 2005, respectively, administrative payroll, store expenses other than occupancy costs, depreciation and amortization and credit card fees.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

(m) Store Pre-opening Costs

Costs associated with the opening of new retail and factory stores are expensed as incurred.

(n) Derivative Financial Instruments

Derivative financial instruments have been used by the Company from time to time to manage its interest rate and foreign currency exposures. The Company does not enter into derivative financial instruments for speculative purposes. For interest rate swap agreements, the net interest paid is recorded as interest expense on a current basis. Gains or losses resulting from market fluctuations are not recognized. The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations. The Company used no derivative financial instruments in fiscal years 2003, 2004 and 2005.

(o) Use of Estimates in the Preparation of Financial Statements

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

(p) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. Charges of $675, $146 and $747 were incurred in fiscal 2003, 2004 and 2005 to write-down the carrying value of certain long-lived assets.

(q) Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, compensation expense is not recorded for options granted to employees if the option price is equal to or in excess of the fair market price at the date of grant. In fiscal 2005, the Company recorded compensation expense of $121 with respect to employee stock options using the intrinsic value method, and $83 with respect to stock options granted to non-employees.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense in fiscal 2005:

(in thousands)
Net income as reported	$3,794
Compensation expense included in reported net income, net of income tax benefit	720
Compensation expense under fair value method, net of income tax benefit	(1,540)

Pro forma net income	$2,974

The fair value of each option grant in fiscal 2005 was estimated at the grant date using a Black-Scholes option-pricing model. The weighted-average fair value of options granted in fiscal 2005 was $5.35 and the following assumptions were used:

Weighted-average risk free rate of interest	4.06%
Expected volatility	40%
Weighted-average expected award life	6.25 years
Dividend yield	0%

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and because the Company’s options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

If the Company had adopted the fair value recognition provisions of SFAS No. 123 for fiscal 2003 or 2004 the effect on net income would not be material.

Restricted stock awards result in the recognition of deferred compensation, which is charged to expense over the vesting period of the awards. Deferred compensation is presented as a reduction of stockholders’ equity. Compensation expense recorded with respect to stock-based compensation, related to restricted stock awards, amounted to $41, $119 and $556 in 2003, 2004 and 2005, respectively.

(r) Deferred Rent and Lease Incentives

Rental payments under operating leases are charged to expense on a straight-line basis after consideration of rent holidays, step rent provisions and escalation clauses. Differences between rental

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

expense and actual rental payments are recorded as deferred rent and included in deferred credits. Rent is expensed from the date of possession. The Company adopted FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” in the fourth quarter of fiscal 2005. Accordingly, rental costs incurred during the construction period will be recognized as rental expense and no longer capitalized. The unamortized balance of rent capitalized in prior periods will be amortized over the remaining lease terms (without consideration of option renewal periods).

The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $39,250 and $37,498 at January 29, 2005 and January 28, 2006, respectively.

(s) Reclassification

Certain prior year amounts have been reclassified to conform with current year’s presentation.

2. Related Party Transaction

On October 20, 2005, the Company, Millard Drexler, Chairman of the Board and Chief Executive Officer and Millard S. Drexler, Inc. entered into a Trademark License Agreement whereby Mr. Drexler granted the Company a thirty-year exclusive, worldwide license to use a trademark and associated intellectual property rights owned by him (the “Properties”). In consideration for the license, the Company will reimburse Mr. Drexler’s actual costs expended in acquiring and developing the Properties (not to exceed $300,000 in total) (the “Up-Front Fee”) and pay royalties of $1 per year during the term of the license. The Company also agreed that it will not assign or spin off ownership of the Properties during the term of Mr. Drexler’s employment without his consent other than as part of a sale of the entire company (except that the Company may pledge or hypothecate its interest in the Properties as part of a bank or other financings). Mr. Drexler has further agreed to assign to the Company all of his residual rights in the Properties for no additional consideration if the Company (a) establishes an operating business unit using the Properties and (b) invests at least $7.5 million in developing the Properties; provided, however, that Mr. Drexler will have no obligation to assign such rights if the Company terminates his employment without cause or he resigns with good reason before the Company meets conditions (a) and (b) above. In addition, if one of the following events occurs prior to his assignment of his residual rights, Mr. Drexler will have the right to terminate the license within the first ninety days of the occurrence of such event: (a) the Company has not made the $7.5 million capital commitment prior to Mr. Drexler’s termination without cause or resignation with good reason, (b) the Company decides to discontinue its plans to use the licensed trademark and the Company has no bona fide intention to resume such use, or (c) the Company determines, during Mr. Drexler’s employment and without his consent, to pursue a supplemental product line under any mark other than the licensed trademark of J. Crew. If Mr. Drexler terminates the license he must repay the Up-Front Fee.

3. Insurance Proceeds

The terrorist events of September 11, 2001 resulted in the destruction of the Company’s retail store located at the World Trade Center in New York City, resulting in the loss of inventories and store fixtures, equipment and leasehold improvements. These losses and the resulting business interruption were covered by insurance policies maintained by the Company.

The statement of operations for the year ended January 31, 2004 includes a gain of $3,850 from insurance recoveries. No additional insurance recoveries are payable to the Company relating to this loss.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

4. Property and Equipment

Property and equipment, net consists of:

	January 29, 2005	January 28, 2006
Land	$1,710	$1,710
Buildings and improvements	11,712	11,691
Fixtures and equipment	68,811	71,014
Leasehold improvements	173,725	163,184
Construction in progress	3,140	4,729

	259,098	252,328
Less accumulated depreciation and amortization	138,285	142,920

	$120,813	$109,408

5. Other Current Liabilities

Other current liabilities consist of:

	January 29, 2005	January 28, 2006
Customer liabilities	$14,095	$17,611
Taxes, other than income taxes	3,115	2,433
Accrued interest(a)	3,664	3,664
Accrued occupancy	1,141	1,842
Reserve for sales returns	4,831	6,216
Accrued compensation	8,465	8,493
Other	25,837	23,772

	$61,148	$64,031

(a)	includes Group accrued interest of $835 as of January 29, 2005 and January 28, 2006

6. Lines of Credit

On December 23, 2004, Operating entered into an Amended and Restated Loan and Security Agreement with Wachovia Capital Markets, LLC, as arranger, Wachovia Bank, National Association, as administrative agent, Bank of America N.A., as syndication agent, and Congress Financial Corporation, as collateral agent, and a syndicate of lenders (the “Amended Wachovia Credit Facility”) which provides for a maximum credit availability of up to $170.0 million (which may be increased to $250.0 million subject to certain conditions).

The Amended Wachovia Credit Facility provides for revolving loans and letter of credit accommodations. The Amended Wachovia Credit Facility expires in December 2009. The total amount of availability is subject to limitations based on specified percentages of eligible receivables, inventories and real property. As of January 28, 2006, excess availability under the Amended Wachovia Credit Facility was $78.3 million.

Borrowings are secured by a perfected first priority security interest in all the assets of Operating and its subsidiaries and bear interest, at the Company’s option, at the prime rate plus a margin of up to 0.25% or the Eurodollar rate plus a margin ranging from 1.25% to 2.00%. The Company is required to pay a monthly

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

unused line fee ranging from .25% to .375%. Fees for outstanding commercial letters of credit range from .625% to 1.0% and fees for outstanding standby letters of credit are 1.25%.

The Amended Wachovia Credit Facility includes restrictions, including the incurrence of additional indebtedness, the payment of dividends and other distributions, the making of investments, the granting of loans and the making of capital expenditures. The Amended Wachovia Credit Facility permits restricted payments (by way of dividends or other distributions) with respect to, among other things, the Company’s capital stock payable solely in additional shares of its capital stock, the Company’s tax sharing agreement, the Series A Preferred Stock of Group, the Series B Preferred Stock of Group and the 13 1/8% Senior Discount Debentures due 2008 of Group. The ability of Operating to declare dividends on its capital stock is also limited by Delaware law, which permits a company to pay dividends on its capital stock only out of its surplus or, in the event that it has no surplus, out of its net profits for the year in which a dividend is declared or for the immediately preceding fiscal year. Under the Amended Wachovia Credit Facility, Operating is required to maintain a fixed interest charge coverage ratio of 1.1 if excess availability is less than $20.0 million for any 30 consecutive day period. Operating has at all times been in compliance with all financial covenants.

Maximum borrowings under our working capital credit agreements during fiscal 2003 were $10,000 and average borrowings were $1,020. There were no borrowings during fiscal years 2004 and 2005 and there were no borrowings outstanding at January 29, 2005 and January 28, 2006.

Outstanding letters of credit established primarily to facilitate international merchandise purchases at January 29, 2005 and January 28, 2006 amounted to $58,700 and $69,900, respectively.

7. Long-Term Debt and Preferred Stock

	January 29, 2005	January 28, 2006
Operating:
9 3/4% senior subordinated notes(a)	$275,000	$275,000
5.0% notes payable(b)	22,000	23,195

Total Operating long-term debt	297,000	298,195

Group:
13 1/8% Debentures(c)	21,667	21,667
Mandatorily redeemable preferred stock(d)	258,266	312,005

Total Group long-term debt	576,933	631,867
Group preferred stock(d)	92,800	92,800

Total Group long-term debt and preferred stock	$669,733	$724,667

The scheduled payments of long-term debt are $44.9 million in 2008, $312.0 million in 2009 and $275.0 million in 2014.

(a) On November 21, 2004, Operating entered into a Senior Subordinated Loan Agreement with entities managed by Black Canyon Capital LLC and Canyon Capital Advisors LLC, which provided for a term loan of $275 million. The proceeds of the term loan were used to redeem in full Operating’s outstanding 10 3/8% senior subordinated notes due 2007 ($150 million) and to redeem in part Intermediate’s 16% senior discount contingent principal notes due 2008 ($125 million). On March 18, 2005, the term loan was converted into equivalent new 9 3/4% senior subordinated notes of Operating due 2014 (9 3/4% senior subordinated notes) in accordance with the terms of the loan agreement.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

The 9 3/4% senior subordinated notes are general senior subordinated obligations of Operating and certain subsidiaries of Operating, are subordinated in right of payment to their existing and future senior debt, are pari passu in right of payment with any of their future senior subordinated debt and are senior in right of payment to any of their future subordinated debt. Operating’s existing domestic subsidiaries, other than non-guarantor subsidiaries, are guarantors of the 9 3/4% senior subordinated notes. The 9 3/4% senior subordinated notes are secured by the assets of Operating and certain subsidiaries of Operating and by Operating’s common stock owned by Group and such security interest is junior in priority to that securing first-lien obligations, including those under the Amended Wachovia Credit Facility.

Interest on the notes accrues at the rate of 9 3/4% per annum and is payable semi-annually in arrears on each June 23 and December 23. The notes mature on December 23, 2014. The notes may be redeemed at the option of the issuer, in whole or in part, at 101% of the principal amount at any time until June 23, 2006 and thereafter, at any time on or after December 23, 2009 at prices ranging from 104.875% to 100% of the principal amount, in each case, plus accrued and unpaid interest on the notes.

The indenture governing the 9 3/4% senior subordinated notes contains covenants that, among other things, limit the ability of Operating and certain subsidiaries of Operating to incur additional indebtedness or issue disqualified stock or preferred stock, pay dividends or make other distributions on, redeem or repurchase the capital stock of Operating, make certain investments, create certain liens, guarantee indebtedness, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of the assets of Operating and certain subsidiaries of Operating.

Under the indenture governing the 9 3/4% senior subordinated notes, Operating may declare cash dividends payable to Group in an amount sufficient to enable Group to make the regularly scheduled payment of interest in respect of the senior discount debentures of Group so long as no default or event of default has occurred and is continuing under the indenture. The ability of Operating to declare dividends on its capital stock is also limited by Delaware law, which permits a company to pay dividends on its capital stock only out of its surplus or, in the event that it has no surplus, out of its net profits for the year in which a dividend is declared or for the immediately preceding fiscal year. In order to pay dividends in cash, Operating must have surplus or net profits equal to the full amount of the cash dividend at the time such dividend is declared. In determining Operating’s ability to pay dividends, Delaware law permits the board of directors of Operating to revalue its assets and liabilities from time to time to their fair market value in order to create a surplus.

On October 3, 2005, Operating announced a cash tender offer and consent solicitation for all its outstanding 9 3/4% senior subordinated notes. On October 17, 2005, Operating announced that 100% of the outstanding 9 3/4% senior subordinated notes had been tendered. Holders of the 9 3/4% senior subordinated notes will receive total consideration equal to $1,015.07 per $1,000 principal amount, or 101.507% of their par value, comprising tender consideration of 1.1% and a consent payment of $5.07. On November 1, 2005, Operating extended the expiration date of its tender offer, and further extended it on January 23, 2006 and March 1, 2006. The offer will now expire on May 1, 2006 unless further extended.

On April 24, 2006, Operating entered into commitment letters with Goldman Sachs Credit Partners L.P., Bear, Stearns & Co. Inc., Bear Stearns Corporate Lending Inc., and Wachovia Bank, National Association under which such institutions and their affiliates have committed to provide a senior secured term loan (the “Term Loan”) to Operating with a principal amount of up to $285 million, subject to Operating’s ability to increase the principal amount in the form of an additional tranche of up to $100 million under certain terms and conditions. Operating intends to use the proceeds of the Term Loan to repay or redeem certain outstanding indebtedness of Operating and to pay fees and expenses related to such transactions. The closing and funding of the Term Loan are conditioned on (i) the satisfaction of certain customary conditions and (ii) the amendment of the existing revolving credit agreement of Operating and certain of its subsidiaries with Wachovia Bank, National Association and certain other lenders (the “Revolving Credit Facility”) to permit the contemplated Term Loan. The Term Loan will be secured by security

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

interests in substantially all of our assets, subject to inter-creditor arrangements to be negotiated with the lenders under the Revolving Credit Facility.

(b) On February 4, 2003, Group and Operating entered into a credit agreement with TPG-MD Investment, LLC, a related party, which provides for a Tranche A loan to Operating in an aggregate principal amount of $10.0 million and a Tranche B loan to Operating in an aggregate principal amount of $10.0 million. The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date, resulting in an effective interest rate of 5.6%. The outstanding amount of these loans is convertible into shares of common stock of Group at $6.82 per share. These loans are subordinated in right of payment to the prior payment of all senior debt. On November 21, 2004, this credit agreement was amended to subordinate the Tranche A loan in right of payment to Operating’s 9 3/4% senior subordinated notes while the Tranche B loan is pari passu in right of payment with such notes.

(c) The 13 1/8% senior discount debentures are senior unsecured obligations of Group and mature on October 15, 2008. Interest is payable in arrears on April 15 and October 15 of each year subsequent to October 15, 2002. The 13 1/8% senior discount debentures may be redeemed at the option of Group at 100%.

(d) The restated certificate of incorporation of our predecessor, a New York corporation, authorized issuance of up to:

(1) 1,000,000 shares of Series A cumulative preferred stock, par value $.01 per share, and

(2) 1,000,000 shares of Series B cumulative preferred stock, par value $.01 per share.

At January 29, 2005 and January 28, 2006, 92,800 shares of Series A preferred stock and 32,500 shares of Series B preferred stock were issued and outstanding.

Each series of the preferred stock accumulates dividends at the rate of 14.5% per annum (payable quarterly) for periods ending on or prior to October 17, 2009. Dividends compound to the extent not paid in cash. A default in the payment of the Series A preferred stock redemption price will trigger dividends accruing and compounding quarterly at a rate of (i) 16.50% per annum with respect to periods ending on or before October 17, 2009, and (ii) 18.50% with respect to periods starting after October 17, 2009. A default in the payment of the Series B preferred stock redemption price will trigger dividends accruing and compounding quarterly at a rate of 16.50% per annum.

On October 17, 2009, Group is required to redeem the Series B preferred stock and to pay all accumulated but unpaid dividends on the Series A preferred stock. Thereafter, the Series A preferred stock will accumulate dividends at the rate of 16.5% per annum. Subject to restrictions imposed by certain indebtedness of the Company, Group may redeem shares of the preferred stock at a redemption price equal to 100% of liquidation value plus accumulated and unpaid dividends.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

In certain circumstances (including a change of control of Group), subject to restrictions imposed by certain indebtedness of the Company, Group may be required to repurchase shares of the preferred stock at liquidation value plus accumulated and unpaid dividends. If Group liquidates, dissolves or winds up, whether voluntary or involuntary, no distribution shall be made either (i) to those holders of stock ranking junior to the preferred stock, unless prior thereto the holders of the preferred stock receive the total value for each share of preferred stock plus an amount equal to all accrued dividends thereon as of the date of such payment or (ii) to the holders of stock ranking pari passu with the preferred stock (which we refer to as the “parity stock”), except distributions made ratably on the preferred stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon liquidation, dissolution or winding up of Group.

Effective at the beginning of the third quarter of 2003, the Company adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This pronouncement required the reclassification to long-term debt of the liquidation value of Group Series B preferred stock and the related accumulated and unpaid dividends and the accumulated and unpaid dividends related to the Series A preferred stock since these amounts are required to be redeemed in October 2009. The preferred dividends related to the liquidation value of the Series B preferred stock and to the accumulated and unpaid dividends of the Series A and Series B preferred stock for the third and fourth quarters of 2003 and fiscal 2004 and 2005 are included in interest expense. The Series A preferred stock is only redeemable in certain circumstances (including a change of control at Group) and does not qualify for reclassification under SFAS No. 150. Accordingly, the dividends related to the Series A preferred stock are deducted from stockholders’ deficit.

Accumulated but unpaid dividends amounted to $279,506 at January 28, 2006.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

8. Gain (loss) on Refinancing of Debt

During the fourth quarter of 2004, the Company redeemed in full the outstanding 10 3/8% senior subordinated notes due 2007 ($150.0 million) and redeemed the outstanding 16% senior discount contingent principal notes due 2008 ($169.1 million). Funds used for the redemption were generated from the proceeds of a $275 million term loan and internally available funds. This refinancing resulted in a loss of $49.8 million for Group in fiscal 2004, which consisted of: (a) redemption premiums of $15.3 million, (b) the write-off of deferred financing costs of $3.2 million and (c) the write-off of deferred debt issuance costs of $31.3 million related to the 16% senior discount contingent principal notes issued in May 2003.

On May 6, 2003, Group completed an offer to exchange 16% senior discount contingent principal notes due 2008 of Intermediate (new notes) for its outstanding 13 1/8% senior discount debentures due 2008 (existing debentures). Approximately 85% of the outstanding debentures were tendered for exchange.

Group exchanged $87,006 fair value of new notes for $131,083 face amount (including accrued interest of $10,750) of existing debentures. The difference between the fair value of the new notes and the carrying value of the existing debentures of $44,077 was included as a gain in the statement of operations in fiscal year 2003.

9. Commitments and Contingencies

(a) Operating Leases

As of January 28, 2006, Operating was obligated under various long-term operating leases for retail and factory outlet stores, warehouses, office space and equipment requiring minimum annual rentals.

These operating leases expire on varying dates through 2019. At January 28, 2006 aggregate minimum rentals are, as follows:

Fiscal year	Amount
2006	$55,432
2007	54,522
2008	47,860
2009	44,223
2010	39,365
Thereafter	86,537

Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense for fiscal 2003, 2004 and 2005 was $42,997, $46,583 and $49,144, respectively, including contingent rent, based on store sales, of $814, $1,700 and $2,768.

(b) Employment Agreements

The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

(c) Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary conduct of its business. Although the outcome of these claims cannot be predicted with certainty, management does not believe that it is reasonably possible that resolution of these legal proceedings will result in unaccrued losses that would be material.

10. Employee Benefit Plan

The Company has a 401(K) Savings Plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the 401(K) Savings Plan were $1,288, $1,306 and $1,428 for fiscal 2003, 2004 and 2005, respectively.

11. License Agreement

Operating has a licensing agreement through January 2007 with Itochu Corporation, a Japanese trading company. The agreement permits Itochu to distribute J.Crew merchandise in Japan.

Operating earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 2003, 2004 and 2005 was $2,456, $2,757 and $2,864, respectively.

12. Other Revenues

Other revenues consist of the following:

	2003	2004	2005
Shipping and handling fees	$25,205	$21,624	$26,430
Royalties	2,456	2,757	2,864
Other	1,676	1,670	(235)

	$29,337	$26,051	$29,059

13. Financial Instruments

The fair value of the Company’s long-term debt (including redeemable preferred stock) is estimated to be approximately $596,400 and $595,100 at January 29, 2005 and January 28, 2006, respectively, and is based on current rates offered to the Company for debt of similar maturities or quoted market prices of the same or similar instruments. The carrying amounts of long-term debt were $576,933 and $631,867 at January 29, 2005 and January 28, 2006, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

14. Income Taxes

Group files a consolidated federal tax return, which includes all its wholly owned subsidiaries. Each subsidiary files separate state tax returns in the required jurisdictions. Group and its subsidiaries have entered into a tax sharing agreement providing (among other things) that each of the subsidiaries will

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

reimburse Group for its share of income taxes based on the proportion of such subsidiaries’ tax liability on a separate return basis to the total tax liability of Group.

The income tax provision (benefit) consists of:

	2003	2003	2004	2005
	Group	Operating	Group and Operating	Group and Operating
Current:
Foreign	$250	$250	$300	$290
Federal	(3,744)	(3,744)	—	580
State and local	(1,006)	(1,006)	300	1,930

	(4,500)	(4,500)	600	2,800
Deferred	5,000	(910)	—	—

Total	$500	$(5,410)	$600	$2,800

A reconciliation between the provision (benefit) for income taxes based on the U.S. Federal statutory rate and the effective rate, is as follows:

	2003		2004		2005
	Group	Operating	Group	Operating	Group	Operating
Federal income tax rate	(35.0)%	(35.0)%	(35.0)%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.8	0.8	0.4	3.4	19.0	2.5
Foreign income tax	—	—	—	—	4.4	0.6
Valuation allowance	64.0	36.9	5.6	(32.3)	(245.8)	(34.7)
Additional NOL carryback	(7.4)	(7.8)	—	—	—	—
Adjustment of prior tax accruals	(2.6)	(2.7)	—	—	(8.1)	(1.1)
Non-deductible expenses (primarily Group preferred dividends)	8.4	—	18.6	—	242.6	3.8
Non-recognized gain (loss) on exchange of debt	(27.2)	—	11.0	—	—	—
Other	—	(3.6)	—	(.9)	(4.7)	(0.6)

Effective tax rate	1.0%	(11.4)%	0.6%	5.2%	42.4%	5.5%

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

	January 29, 2005	January 29, 2005	January 28, 2006	January 28, 2006
	Group	Operating	Group	Operating
Deferred tax assets:
Original issue discount	$3,900	$—	$3,900	$—
Rent	17,800	17,800	17,000	17,000
Federal NOL carryforwards	47,200	6,200	29,800	—
State and local NOL carryforwards	4,500	4,500	3,200	3,200
Reserve for sales returns	1,900	1,900	2,500	2,500
Other	4,400	4,400	3,700	3,700

	79,700	34,800	60,100	26,400
Valuation allowance	(63,400)	(18,500)	(46,500)	(12,800)

	16,300	16,300	13,600	13,600

Deferred tax liabilities:
Prepaid catalog and other prepaid expenses	(6,600)	(6,600)	(7,600)	(7,600)
Difference in book and tax basis for property and equipment	(9,700)	(9,700)	(6,000)	(6,000)

	(16,300)	(16,300)	(13,600)	(13,600)

Net deferred income tax assets	$—	$—	$—	$—

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

The Company has significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods. SFAS No. 109 “Accounting for Income Taxes” states that a valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which a company operates, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of our assessment, we established a valuation allowance for the net deferred tax assets at February 1, 2003. The valuation allowance was adjusted at January 29, 2005 and January 28, 2006 to fully reserve net deferred tax assets at such dates. The Company did not recognize any net tax benefits in fiscal 2005 and does not expect to recognize any net tax benefits in future results of operations until an appropriate level of profitability is sustained.

The Company has net operating loss carryforwards, which expire in 2025, of approximately $83 million to offset future taxable income for federal income tax purposes. The amount and expiration date of net operating loss carryforwards for state and local income tax purposes vary by tax jurisdiction.

15. Stock Compensation Plans

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

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

A summary of stock option activity for the three years ended January 28, 2006, is as follows:

	2003		2004		2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of year	4,474,469	$18.22	2,410,606	$8.37	4,582,265	$13.15
Granted	377,750	6.85	2,515,848	17.07	1,014,914	14.66
Exercised	—	—	—	—	(388,674)	7.03
Cancelled	(2,441,613)	26.19	(344,189)	8.33	(439,156)	10.05

Outstanding, end of year	2,410,606	$8.37	4,582,265	$13.15	4,769,349	$14.25

Options exercisable at end of year	849,302	$10.59	1,706,775	$11.81	2,011,665	$14.03

The following table summarizes information about stock options outstanding as of January 28, 2006:

	Outstanding		Weighted average remaining contractual life (in months)	Exercisable
Range	Number of options	Weighted average option price		Number of options	Weighted average option price
$6.82-$8.53	1,642,463	$6.87	74	798,237	$6.89
$10.00-$20.81	1,994,936	$14.14	97	733,652	$14.38
$25.00-$35.00	1,131,950	$25.15	99	479,776	$25.35

$6.82-$35.00	4,769,349	$14.25	89	2,011,665	$14.03

Under the 2003 Plan, 224,402, 196,000 and 170,000 restricted shares were issued in fiscal 2003, 2004 and 2005, respectively, of which 83,689 and 64,750 shares were forfeited in fiscal 2003 and 2005, respectively. On January 28, 2006, there were 1,446,229 restricted shares outstanding, of which 809,951 shares were vested.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

The weighted-average grant-date fair value per share of restricted stock issued in fiscal years 2003, 2004 and 2005 was $0.74, $1.12 and $12.76, respectively.

16. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123R must be adopted no later than the first interim or annual period beginning after June 15, 2005.

As permitted by SFAS No. 123, we have accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. We will adopt SFAS No. 123R effective January 29, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards we granted before January 29, 2006 for which the requisite service has not been rendered and that are outstanding as of January 29, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R will require us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend upon levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income pursuant to SFAS No. 123 in Note 1q of Notes to Consolidated Financial Statements.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, effective for fiscal years beginning after December 15, 2005. Statement No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principles as well as the changes required by an accounting pronouncement that does not include specific transition provisions. The Company does not expect the implementation of Statement No. 154 to have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In October 2005, the FASB issued Staff Position FAS 13-1, Accounting For Rental Costs Incurred During A Construction Period. FAS 13-1 provides that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs incurred during the construction period should be recognized as rental expense and included in income from continuing operations. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005; early adoption is permitted. The Company adopted FAS 13-1 in the fourth quarter of fiscal 2005 and the effect was not material.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

17. Quarterly Financial Information (Unaudited)

	(in millions)
	Thirteen Weeks Ended May 1, 2004	Thirteen Weeks Ended July 31, 2004	Thirteen Weeks Ended October 30, 2004	Thirteen Weeks Ended January 29, 2005(a)	Fifty-two Weeks Ended January 29, 2005
Net sales	$140.6	$182.1	$200.9	$254.7	$778.3
Gross profit	60.7	74.2	89.0	101.5	325.4
Net loss-Group	(23.7)	(13.8)	(9.9)	(52.9)	(100.3)
Net income / (loss)-Operating	(7.7)	3.2	7.5	8.4	11.4

	Thirteen Weeks Ended April 30, 2005	Thirteen Weeks Ended July 30, 2005	Thirteen Weeks Ended October 29, 2005	Thirteen Weeks Ended January 28, 2006	Fifty-two Weeks Ended January 28, 2006
Net sales	$204.6	$221.3	$217.2	$281.2	$924.3
Gross profit	96.5	97.0	97.8	106.7	398.0
Net income (loss) – Group	4.9	1.7	3.0	(5.8)	3.8
Net income-Operating	15.1	12.4	14.3	5.9	47.7

(a)	Net loss of Group includes a pre-tax loss on the refinancing of debt of $49.8 million and net income of Operating includes a pre-tax loss of $4.0 million related to the refinancing of debt.

J.CREW GROUP, INC. AND SUBSIDIARIES

J.CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, January 29, 2005 and January 28, 2006

Dollars in thousands, unless otherwise indicated

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged to Cost and Expenses(a)	Charged to other Accounts	Deductions(a)	Ending Balance
	(in thousands)
Inventory reserve (deducted from inventories)
Fiscal year ended:
January 31, 2004	$12,420	$—	$—	$7,380	$5,040
January 29, 2005	5,040	—	—	557	4,483
January 28, 2006	4,483	3,537	—	—	8,020

Allowance for sales returns (included in other current liabilities)
Fiscal year ended:
January 31, 2004	$5,313	$—	$—	$2,309	$3,004
January 29, 2005	3,004	1,827	—	—	4,831
January 28, 2006	4,831	1,385	—	—	6,216

(a)	The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period inventory write-downs and sales returns are charged to the statement of operations as incurred.

EXHIBIT INDEX

Exhibit No.	Document
2.1	Agreement and Plan of Merger between J.Crew Group, Inc. (a New York corporation) and J.Crew Group, Inc. (a Delaware corporation), dated as of October 11, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on October 17, 2005.

2.2	Agreement of Merger between Group and Intermediate, dated as of October 11, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on October 17, 2005.

3.1	Certificate of Incorporation of J.Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the Registration Statement of J.Crew Group, Inc. on Form S-1/A filed on October 11, 2005 (File No. 333-127628) (the “October 11, 2005 S-1/A”).

3.2	By-laws of J.Crew Group, Inc. Incorporated by reference to Exhibit 3.2 to the Form 8-K/A filed on October 17, 2005.

3.3	Certificate of Incorporation of J.Crew Operating Corp., as amended. Incorporated by reference to Exhibits 3.1 and 3.2 to the Registration Statement of J.Crew Operating Corp. on Form S-4 filed on December 16, 1997 (File No. 333-42423) (the “Operating S-4”).

3.4	By-laws of J.Crew Operating Corp., as amended. Incorporated by reference to Exhibit 3 to the Form 10-Q for the period ended October 31, 1998 and Exhibit 3.14 to the Operating S-4.

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Indenture, dated as of October 17, 1997, between J.Crew Group, Inc. as Issuer and State Street Bank and Trust Company as Trustee (the “Group Indenture”). Incorporated by reference to Exhibit 4.3 to the Registration Statement of J.Crew Group, Inc. on Form S-4 filed on December 16, 1997 (File No. 333-42427) (the “S-4 Registration Statement”).

4.2	Amendment No. 1, dated as of May 6, 2003, of the Group Indenture. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on May 8, 2003.

4.3	Stockholders’ Agreement, dated as of October 17, 1997, between J.Crew Group, Inc. and the Stockholder signatories thereto. Incorporated by reference to Exhibit 4.1 to the S-4 Registration Statement (File No. 333-42427).

4.4	Employment Agreement, dated as of October 17, 1997, among J.Crew Group, Inc., J.Crew Operating Corp. and TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 10.1 to the S-4 Registration Statement (File No. 333-42427).

4.5	Stockholders’ Agreement, dated as of October 17, 1997, among J.Crew Group, Inc., TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 4.4(b) to the S-1 Registration Statement filed on August 17, 2005 (File No. 333-127628) (the “S-1 Registration Statement”).

4.6	Amendment to Stockholders’ Agreement, dated as of June 11, 1998, between TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 4.4(c) to the S-1 Registration Statement.

4.7	Amendment to Stockholders’ Agreement, dated as of February 3, 2003, among J.Crew Group, Inc., TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 7, 2003.

Exhibit No.	Document
4.8	Stockholders’ Agreement, dated as of January 24, 2003, among J.Crew, TPG Partners II, L.P. and Millard Drexler. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 3, 2003.

4.9	Stockholders’ Agreement, dated as of February 20, 2003, among J.Crew Group, Inc., TPG Partners II, L.P. and Jeffrey Pfeifle. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 26, 2003.

4.10	Indenture, dated as of March 18, 2005, among J.Crew Operating Corp. as Issuer, J.Crew Intermediate LLC, Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew, Inc. and J.Crew International, Inc. as Guarantors, and U.S. Bank National Association as Trustee (the “9 3/4% Notes Indenture”). Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 23, 2005.

4.11	First Supplemental Indenture, dated as of October 17, 2005, supplementing the 9 3/4% Notes Indenture. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 18, 2005.

4.12	Second Supplemental Indenture, dated as of October 17, 2005, supplementing the 9 3/4% Notes Indenture. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 18, 2005.

4.13	Security Agreement, dated as of November 21, 2004, by and among J.Crew Operating Group, J.Crew Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC as Grantors, and U.S. Bank National Association as Collateral Agent. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 28, 2004.

4.14	Intercreditor Agreement, dated as of November 21, 2004, among Congress Financial Corporation as Senior Credit Agent, U.S. Bank National Association as Collateral Agent, J.Crew Operating Corp., J.Crew, Inc., Grace Holmes, Inc., H.F.D. No. 55, Inc., J.Crew International, Inc. and J.Crew Intermediate LLC. Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 28, 2004.

Material Contracts

10.1	Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among J.Crew Operating Corp., J.Crew Inc., Grace Holmes, Inc. d/b/a J.Crew Retail, H.F.D. No. 55, Inc. d/b/a J.Crew Factory as Borrowers, J.Crew Group, Inc., J.Crew International, Inc., J.Crew Intermediate LLC as Guarantors, Wachovia Capital Markets, LLC as Arranger and Bookrunner, Wachovia Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent, Congress Financial Corporation as Collateral Agent, and the Lenders (the “Credit Facility”). Incorporated by reference to Exhibit 4.6 to the Form 8-K filed on December 28, 2004.

10.2	Amendment No. 1, dated as of October 10, 2005, to the Credit Facility. Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on October 17, 2005.

10.3	Joinder Agreement between the Company and Wachovia Bank, National Association, as Agent under the Credit Facility, dated October 12, 2005. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 18, 2005.

10.4	Credit Agreement, dated as of February 4, 2003, by and between J.Crew Group, Inc., J.Crew Operating Corp., and certain subsidiaries thereof, and TPG-MD Investment, LLC (the “TPG-MD Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2003.

10.5	Amendment No. 1, dated as of November 21, 2004, to the TPG-MD Credit Agreement. Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 28, 2004.

10.6	Purchase Agreement, dated as of August 16, 2005, between the Company and TPG Partners II L.P., TPG Parallel II L.P. and TPG Investors II L.P. Incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement.

Exhibit No.	Document
10.7	Letter Agreement, dated as of August 16, 2005, between the Company and TPG-MD Investment, LLC. Incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement.

Management Contracts and Compensatory Plans and Arrangements

10.8	Amended and Restated J.Crew Group, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended August 3, 2002.

10.9	J.Crew Group, Inc. 2003 Equity Incentive Plan (the “2003 Plan”). Incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended February 1, 2003.

10.10	Amendment No. 1 to the 2003 Plan. Incorporated by reference to Exhibit 10.4(b) to the Form 10-K for the fiscal year ended January 31, 2004.

10.11	Services Agreement, dated January 24, 2003, between the Company, Millard S. Drexler, Inc. and Millard S. Drexler. Incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended February 1, 2003.

10.12	Option Surrender Agreement, dated September 25, 2003, between the Company and Millard S. Drexler. Incorporated by reference to Exhibit 10.9(b) to the Form 10-K for the fiscal year ended January 31, 2004.

10.13	Employment Agreement, dated January 24, 2003, between the Company and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended February 1, 2003.

10.14	Option Surrender Agreement, dated September 25, 2003, between the Company and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.10(b) to the Form 10-K for the fiscal year ended January 31, 2004.

10.15	Offer letter, dated September 15, 2003, from the Company to Roxane Al-Fayez. Incorporated by reference to Exhibit 10.16 to the Form 10-K for the fiscal year ended January 29, 2005.

10.16	Employment Agreement, dated January 23, 2004, between the Company and Tracy Gardner. Incorporated by reference to Exhibit 10.14 to the Form 10-K for the fiscal year ended January 31, 2004.

10.17	Employment Agreement, dated August 16, 2005, between the Company and James Scully. Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement.

10.18	Amended and Restated Employment Agreement by and among the Company, Operating and Millard S. Drexler dated as of October 20, 2005. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2005.

10.19	Trademark License Agreement by and among the Company, Millard S. Drexler and Millard S. Drexler, Inc. dated as of October 20, 2005. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 21, 2005.

Exhibit No.	Document

Other Exhibits

14	Code of Ethics and Business Practices of the Company. Incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended January 31, 2004.

21.1	Subsidiaries of J.Crew Group, Inc. Incorporated by reference to Exhibit 21.1 to the October 11, 2005 S-1/A.

23.1†	Consent of KPMG LLP, Independent Auditors.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.